Form 10-K405
period 1997-09-30
MERITOR AUTOMOTIVE INC
filed 1997-12-19
CIK 1040616

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997. COMMISSION FILE NUMBER 1-13093
                            ------------------------

                            MERITOR AUTOMOTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                           38-3354643
            (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

                  2135 WEST MAPLE ROAD                     48084-7186
                     TROY, MICHIGAN                        (ZIP CODE)
            (ADDRESS OF PRINCIPAL EXECUTIVE
                         OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 435-1000
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON WHICH
                TITLE OF EACH CLASS                          REGISTERED
        ------------------------------------    ------------------------------------
             Common Stock, $1 Par Value               New York Stock Exchange
        (including the associated Preferred
               Share Purchase Rights)

                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 1997 was approximately $1.54 billion.

     69,030,380 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 1997 is incorporated by reference into Part I, Part II and Part IV.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 11, 1998 is incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     Meritor Automotive, Inc. (the "Company" or "Meritor"), headquartered in Troy, Michigan, is a leading global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles. The Company was incorporated in Delaware in May 1997 in connection with the September 30, 1997 distribution by Rockwell International Corporation, a Delaware corporation and Meritor's former parent company ("Rockwell"), to Rockwell shareowners on a pro rata basis of all of the issued and outstanding shares of the Company (the "Distribution"). In the Distribution, Rockwell shareowners received one share of Company Common Stock for every three shares of Rockwell Common Stock owned on September 17, 1997, the record date for the Distribution. Prior to the Distribution, Rockwell transferred substantially all of its operations, assets and liabilities related to the automotive businesses then owned and operated by Rockwell (the "Automotive Business") (including liabilities relating to former operations) to the Company or to subsidiaries of the Company. As used herein, the terms "Company" or "Meritor" include subsidiaries and predecessors unless the context indicates otherwise.

     Whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions of the 1997 Annual Report to Shareowners of the Company (the "1997 Annual Report") or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 11, 1998 (the "1998 Proxy Statement"), such information shall be deemed to be incorporated into that Item by such reference.

     Meritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers. Its ten largest customers accounted for 59% of total fiscal 1997 sales. The Company operates 46 manufacturing facilities around the world. Sales outside North America accounted for approximately 41% of total sales in fiscal 1997.

     The Company serves its customers worldwide through Heavy Vehicle Systems ("HVS") and Light Vehicle Systems ("LVS"). HVS, which had fiscal 1997 sales of approximately $2.0 billion, supplies drivetrain systems and components, including axles, brakes, transmissions, clutches and drivelines, for heavy-duty and medium-duty trucks, trailers, off-highway equipment, buses and coaches, as well as other specialty and military vehicles. LVS, which had fiscal 1997 sales of approximately $1.3 billion, supplies electromechanical and other components and systems, including roof, door, access control and seat adjusting systems, as well as suspension products and steel wheels, for passenger cars, light trucks and sport utility vehicles.

     The Company's sales by product class for the three fiscal years ended September 30, 1997 were as follows:

                                                                       FISCAL YEAR
                                                                   ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                1997       1996       1995
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    Heavy Vehicle Systems:
      Truck and Trailer Products.............................  $1,441     $1,360     $1,504
      Off-Highway, Specialty and Military Vehicle Products...     516        467        433
    Light Vehicle Systems....................................   1,352      1,317      1,188
                                                               ------     ------     ------
              Total..........................................  $3,309     $3,144     $3,125
                                                               ======     ======     ======

     The following charts depict HVS sales by product and geographic region for the fiscal year ended September 30, 1997:

                             HEAVY VEHICLE SYSTEMS

                 [PIE CHART]                              [PIE CHART]

            1997 SALES BY PRODUCT               1997 SALES BY GEOGRAPHIC REGION

      - TRUCK AND TRAILER                65%     - NORTH AMERICA           75%
        AXLES AND BRAKES
                                                 - EUROPE                  17%
      - OFF-HIGHWAY, SPECIALTY AND       26%
        MILITARY VEHICLE PRODUCTS                - SOUTH AMERICA            5%

      - TRANSMISSIONS, CLUTCHES,          9%     - ASIA-PACIFIC             3%
        DRIVELINES AND OTHER
        PRODUCTS

        MEMO: AFTERMARKET SALES
        REPRESENTED 15% OF TOTAL
        HEAVY VEHICLES SYSTEMS
        SALES.


     In fiscal 1997, aftermarket sales represented 15% of total HVS sales and were made primarily in North America.

     The following charts depict LVS sales by product and geographic region for the fiscal year ended September 30, 1997:

                             LIGHT VEHICLE SYSTEMS

                [PIE CHART]                              [PIE CHART]

            1997 SALES BY PRODUCT               1997 SALES BY GEOGRAPHIC REGION

- ROOF SYSTEMS                     31%           - EUROPE                   51%

- DOOR SYSTEMS                     29%           - NORTH AMERICA            34%

- ACCESS CONTROL SYSTEMS           14%           - SOUTH AMERICA            11%

- SUSPENSION PRODUCTS              12%           - ASIA-PACIFIC              4%

- STEEL WHEELS                     11%

- SEAT ADJUSTING SYSTEMS            3%


     Meritor began operations separate from Rockwell on October 1, 1997 and, accordingly, does not have an operating history as an independent company. The financial information included or incorporated by reference in this Annual Report on Form 10-K reflects the Automotive Business as part of Rockwell, and may not necessarily reflect the results of operations, financial position and cash flows of the Automotive Business had the Company been operated independently during the periods presented.

INDUSTRY TRENDS

     The automotive industry is experiencing several significant trends that present opportunities and challenges to industry suppliers. These trends, which influence the Company's business strategies, include the globalization of OEMs and their suppliers, increased outsourcing by OEMs, increased demand for modules and systems by OEMs and the consolidation of suppliers worldwide.

     As OEMs expand geographically to access new markets, they are able to achieve significant cost savings and enhanced product quality and consistency by sourcing from the most capable, full-service global suppliers. OEMs and suppliers also have the opportunity to take advantage of economies of scale through global sourcing of components and systems and by designing platforms that can be used in different geographic markets, but still be adapted to local preferences.

     OEMs are responding to global competitive pressures to improve quality and reduce manufacturing costs and related capital investments by outsourcing products which they historically have engineered and manufactured internally. Outsourcing enables OEMs to focus on their core design, assembly and marketing capabilities. In markets addressed by LVS, this increased outsourcing trend has extended not only to components, but to entire modules and systems, requiring suppliers to provide a higher level of engineering, design, electromechanical and systems integration expertise in order to remain competitive. Increased outsourcing by light vehicle OEMs has produced higher overall per vehicle sales by independent suppliers. Such increased outsourcing can result in supplier sales growth independent of the overall automotive industry growth trend.

     OEMs also are reducing their total number of suppliers and are more frequently entering into supply arrangements with the most capable global suppliers. Increasingly, the criteria for selection include not only quality, cost and responsiveness, but also certain full-service capabilities, including design and engineering. This trend and the globalization trend described above have contributed to the consolidation of automotive suppliers into larger, more efficient and more capable companies.

BUSINESS STRATEGIES

     Meritor has developed leadership market positions as it has grown into a global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles worldwide. Meritor seeks to enhance its leadership positions and capitalize on its existing customer, product and geographic strengths, as well as the industry trends described above, and to increase its sales, earnings and profitability by employing the following business strategies:

     Continuously Improve Core Business Processes. The Company is continuously seeking to improve its core business processes through investment in information technology and capital equipment, rationalization of production among facilities, deintegration of non-core processes, establishment of flexible assembly sites and simplification and increased commonality of products in order to reduce product costs and improve product quality while lowering required asset investment levels, reducing product development times and increasing flexibility to meet customer needs.

     Capitalize on Customer Outsourcing Activities. A significant growth strategy of the Company is to provide lower cost and higher quality products to customers in connection with their increasing outsourcing activities. Management believes truck and trailer OEMs in Europe will increasingly outsource in order to achieve cost and efficiency advantages. The Company intends to work closely with current and prospective customers worldwide to identify and implement mutually beneficial outsourcing opportunities. The Company has sought and will continue to seek to utilize its broad product line and design, engineering and manufacturing expertise by expanding its sales of higher value modules and systems. The Company will seek to utilize its leadership positions in the supply of electromechanical systems to light vehicle OEMs and its ability to provide drivetrain systems to truck and specialty vehicle OEMs to capitalize on this anticipated customer demand.

     Leverage Geographic Strengths. Geographic expansion to meet the global sourcing needs of customers and to address new markets will continue to be an important element of the Company's growth strategy. Management believes opportunities exist to increase further the Company's presence in the North American light vehicle markets, where its sales of light vehicle products increased from approximately $415 million in fiscal 1996 ($27.48 content per light vehicle manufactured in North America) to approximately $466 million in fiscal 1997 ($30.66 content per light vehicle manufactured in North America). The Company also believes there are opportunities to increase sales to heavy-duty and medium-duty commercial vehicle OEMs in Europe, building on established customer relationships with their North American affiliates and the

Company's existing manufacturing presence in Europe. Emerging markets such as the Asia-Pacific region and South America also present growth opportunities as demand for commercial, specialty and light vehicles increases in these areas.

     Introduce New Systems and Technologies. Meritor plans to continue investing in new technologies, including electronics, and product development and working closely with its customers to develop and implement design, engineering, manufacturing and quality improvements. The Company will draw upon the engineering resources of its Technical Center in Troy, Michigan and its engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom, as well as its ongoing relationship with the Rockwell Science Center. See -- Research and Development.

     Management believes that its strategy of continuing to introduce new and improved systems and technologies will be an important factor in its efforts to achieve its growth objectives.

     Expand Aftermarket Business. Meritor intends to pursue growth of its aftermarket business, which historically has generated higher profit margins than those associated with original equipment sales. The Company's fiscal 1997 aftermarket sales were $290 million, representing sales of components and services principally to HVS North American customers. The Company will seek to expand its aftermarket business by utilizing its advanced distribution center in Florence, Kentucky, and leveraging its existing aftermarket channels with new products, both those manufactured by the Company and those manufactured by others and sold by the Company under distribution agreements.

     Selectively Pursue Strategic Opportunities. The Company regularly evaluates various strategic and business development opportunities, including license agreements, marketing arrangements, joint ventures and acquisitions. The Company intends to continue selectively to pursue alliances and acquisitions that would allow it to gain access to new customers and technologies, penetrate new geographic markets and enter new product markets.

PRODUCTS

     Meritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales to the OEM market, the Company provides its truck and trailer products and off-highway and specialty products to OEMs, dealers, distributors, fleets and other end-users in the aftermarket. Principal products of the Company include the following:

HEAVY VEHICLE SYSTEMS

Truck and Trailer Products

     Truck Axles. Meritor is the world's leading independent supplier of axles for heavy-duty commercial vehicles. The Company's five axle manufacturing facilities located in the United States, Brazil, England and Italy produce axles for heavy-duty and medium-duty commercial vehicles. The Company's extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. The Company's front steer and rear drive axles can be equipped with the Company's cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     Brakes. The Company is a leading independent supplier of air brakes to heavy-duty and medium-duty commercial vehicle manufacturers. Through four manufacturing facilities located in the United States, Canada, England and Italy, the Company manufactures a broad range of foundation air brakes, as well as automatic slack adjusters for brake systems. The Company's foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability, air disc brakes, which provide fade resistant braking for demanding applications, and wedge drum brakes, which are lightweight and provide automatic internal wear adjustment.

     Through its 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., the Company is the leading supplier of anti-lock braking systems ("ABS") and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. Through the joint venture, the Company also supplies hydraulic ABS to the North American medium-duty truck market.

     In 1995, federal regulations were adopted requiring that new heavy-duty and medium-duty vehicles sold in the United States be equipped with ABS. The first phase of this regulation requiring truck-tractors to be ABS equipped became effective in March 1997. ABS also will be required on all trailers, single-unit trucks and buses with air brakes manufactured after March 1, 1998 and on all trucks and buses with hydraulic brakes manufactured after March 1, 1999.

     Trailer Products. Meritor believes it is the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. The Company's trailer axles are available in over forty models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications, and are available with the Company's broad range of brake products, including ABS. In addition, the Company supplies trailer air suspension products, for which it has strong market positions in Europe and growing market presence in North America.

     Transmissions. The Company introduced its transmission product line in 1989, enabling it to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The Company's range of transmission models includes its Engine Synchro Shift(TM) transmission for heavy-duty trucks that is designed to reduce gear shifting effort for drivers and reduce wear on clutches and other drivetrain components in a cost efficient manner by synchronizing engine speed to road speed shifts without use of the clutch. See Item 3, Legal Proceedings.

     Clutches, Drivelines and Other Products. Meritor also supplies universal joints and driveline components, as well as clutches, including diaphragm-spring clutches. The Company believes that its Permalube(TM) universal joint is currently the only permanently lubricated universal joint used in the high mileage on-highway market. The Company also supplies Tripmaster(R) on-board computers, which provide trip and vehicle diagnostics, to truck OEMs and fleet operators.

Off-Highway, Specialty and Military Vehicle Products

     Off-Highway Vehicle Products. The Company supplies heavy-duty axles, brakes and drivelines for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry, in North America, South America, Europe and China. These products are designed to tolerate high tonnages and operate under extreme conditions.

     Specialty Vehicle Products. The Company supplies axles, brakes and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and is the leading supplier of bus and coach axles and brakes in North America.

     Military Vehicle Products. The Company supplies axles, brakes, brake system components including ABS, trailer products, transfer cases and drivelines for use in medium-duty and heavy-duty military tactical wheeled vehicles, principally in North America.

LIGHT VEHICLE SYSTEMS

     Roof Systems. Meritor is one of the world's leading independent suppliers of sunroofs and roof systems products, including its Golde(R) brand sunroofs, for use in passenger cars, light trucks and sport utility vehicles. The Company's roof system manufacturing facilities in North America, Europe and the Asia-Pacific region supplied approximately 1.7 million sunroofs and sunroof systems in fiscal 1997.

     Door Systems. The Company is the world's leading supplier of manual and power window regulators and a leading supplier of integrated door modules and systems. The Company manufactures approximately 23 million window regulators annually at plants in North America, South America, Europe and the Asia-

Pacific region for light vehicle and heavy-duty commercial vehicle manufacturers. The Company's wide range of power and manual door system products utilize numerous technologies and offer the Company's own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels.

     Access Control Systems. Meritor supplies manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers, with leadership market positions in Europe and a growing market presence in North America and the Asia-Pacific region. The Company's access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. From its access control systems manufacturing facilities in North America, Europe and the Asia-Pacific region, the Company manufactures over 18 million latches and 6 million actuators annually.

     Seat Adjusting Systems. The Company supplies manual and power seat adjusting systems for passenger cars, light trucks and sport utility vehicles, principally in North America. The Company's seat adjusting system products, first introduced in 1994, feature systems with integrated electronic memory and electric motors manufactured by the Company which are designed with speed and power capabilities to meet the specific requirements of each vehicle platform.

     Suspension Products. Through its 57%-owned joint venture with Mitsubishi Steel Mfg. Co., the Company is one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America. The Company's suspension system products, which are manufactured at three facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars. This business has experienced significant sales growth over the past five years as light vehicle OEMs have increased their outsourcing of suspension system products and the light vehicle market has grown.

     Steel Wheels. Meritor is a leading supplier of steel wheels to the light vehicle OEM market, principally in North and South America. The Company's wheel manufacturing facility in Brazil, and its recently established facility in Mexico, combine to produce more than ten million wheels annually.

CUSTOMERS; SALES AND MARKETING

     Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. The Company markets and sells its products principally to OEMs. In North America, the Company also markets its truck and trailer products directly to dealers, fleets and other end-users, who may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. Most of the Company's sales to OEMs, consistent with industry practice, are made through open purchase orders, which do not require the purchase of a minimum number of products and typically may be canceled by the customer on reasonable notice without penalty. The Company also sells products to certain customers under long-term arrangements that require the Company to provide annual cost reductions (through price reductions or other cost benefits for the OEMs) by certain percentages each year. If the Company were unable to generate sufficient production costs savings in the future to offset such price reductions, the Company's gross margins could be adversely affected. In addition to sales to the OEM market, the Company also provides its truck and trailer products and off-highway and specialty products to OEMs, dealers, distributors, fleets and other end-users in the aftermarket.

     The Company is dependent upon large OEM customers with substantial bargaining power, including with respect to price and other commercial terms. Although the Company believes that it generally enjoys good relations with its OEM customers, loss of all or a substantial portion of the Company's sales to any of its large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements or strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on the Company's financial results. During fiscal 1997, Freightliner Corporation and Mercedes-Benz A.G. (each of which is owned by Daimler-Benz A.G.) together accounted for approximately 11% of total sales of the Company. In May 1997, Freightliner Corporation entered into a definitive agreement with Ford Motor Company for the purchase of Ford's heavy truck business, also a customer of the Company. Freightliner, Mercedes and Ford's heavy truck business together accounted for approximately 15% of total fiscal 1997 sales of the Company.

     Except as noted above with respect to the North American market for heavy-duty trucks, the Company generally competes for new business from OEMs both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. Once a supplier has been designated to supply products to a new platform, an OEM will generally continue to purchase those products from the supplier for the life of the platform, which typically lasts four to six years.

COMPETITION

     The Company operates in a highly competitive environment. Principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. The Company competes worldwide with a number of United States and international manufacturers that are both larger and smaller than the Company in terms of resources and market shares. In addition, certain OEMs manufacture for their own use products of the type supplied by the Company. In North America, the major competitors of HVS are Eaton Corporation and Dana Corporation. LVS has numerous competitors across its various product lines worldwide.

RAW MATERIALS AND SUPPLIES

     The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs with suppliers located around the world. The Company does, however, concentrate its purchases of certain raw materials and parts over a limited number of suppliers and is dependent upon the ability of its suppliers to meet performance and quality specifications and delivery schedules. Although the Company historically has not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for its manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on the Company.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of the business strategies of the Company. The Company currently has interests in 14 joint ventures with operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico and Turkey. In accordance with generally accepted accounting principles, operating results of the eight joint ventures more than 50% owned are consolidated in the financial statements of the Company. Joint ventures of the Company include its 50%-owned joint venture with WABCO for the manufacture and supply of ABS systems for heavy-duty commercial vehicles and its 57%-owned joint venture with Mitsubishi Steel Mfg. Co. for the manufacture and supply of suspension products for passenger cars, light trucks and sport utility vehicles.

ACQUISITIONS AND DISPOSITIONS

     Meritor intends regularly to consider various strategic and business opportunities, including license agreements, marketing arrangements and acquisitions, and to review the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued.

     The industry in which the Company operates has recently experienced significant consolidation among suppliers, due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers, thereby reducing the total number of suppliers from whom components and systems are purchased. While the Company will consider acquisitions as a means of further expansion, there can be no assurance that the Company will participate in this industry consolidation, or that any such consolidation by the Company with other suppliers will ultimately be advantageous to the Company or that the Company will not be disadvantaged as a result of consolidation by other suppliers.

RESEARCH AND DEVELOPMENT

     The Company has significant research, development, engineering and product design capabilities. The Company spent approximately $54 million, $51 million and $58 million in fiscal 1997, 1996 and 1995, respectively, on research and development. At September 30, 1997, the Company employed approximately 570 professional engineers and scientists. Pursuant to a transitional services agreement entered into with Rockwell in connection with the Distribution, Rockwell's Science Center continues to provide assistance to the Company in the development of various technological and product advancements.

PATENTS AND TRADEMARKS

     Numerous United States and foreign patents and patent applications are owned or licensed by the Company in its manufacturing operations and other activities. While in the aggregate the patents and licenses of the Company are considered important to the operation of its business, management does not consider them of such importance that the loss or termination of any one of them would materially affect the Company. See Item 3, Legal Proceedings.

     The Company's name, its registered trademark "Meritor" and its symbol are important to its business. Other significant trademarks owned by the Company include Golde(R) (sunroofs), Fumagalli(TM) (wheels) and ROR(TM) (trailer axles). Under the terms of the Distribution Agreement (the "Distribution Agreement") entered into with Rockwell in connection with the Distribution, the Company may continue to apply the "Rockwell" brand name to its products for a period of ten years after the Distribution.

EMPLOYEES

     At September 30, 1997, the Company had more than 16,000 full-time employees. Approximately 3,400 Company employees (including employees referred to in the following paragraph) in the United States and Canada are covered by collective bargaining agreements. The Company believes its relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     In connection with the Distribution, the Company assumed all liabilities in respect of environmental matters related to current and former operations of the Automotive Business.

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     Meritor has been designated as a potentially responsible party at three Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been fully determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1997 to be about $19 million, of which $12 million has been accrued.

     Various other lawsuits, claims, and proceedings have been asserted against the Company alleging violation of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. For these matters, management has estimated the total reasonably possible costs the Company could incur at September 30, 1997 to be about $28 million. The Company has recorded environmental accruals for these matters of $13 million.

     At September 30, 1997, the Company had no receivables recorded from third parties related to environmental matters.

     Based on its assessment and after consulting with David W. Greenfield, Esq., General Counsel of the Company, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 15 foreign countries. Selected financial information by major geographic area for the three years ended September 30, 1997 is contained in Note 19 of the Notes to Consolidated Financial Statements in the 1997 Annual Report.

     For the fiscal year ended September 30, 1997, nearly one-half of the Company's total assets and 41% of sales were outside North America, primarily in Brazil, France, Germany, Italy and the United Kingdom.

     The Company's international operations are subject to a number of risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rate fluctuations, local economic and political conditions, disruptions of capital and trading markets, restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs), changes in legal or regulatory requirements, import or export licensing requirements, limitations on the repatriation of funds, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and tax laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its foreign sales or on its financial condition or results of operations.

     The Company enters into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations on firm and identifiable foreign currency commitments entered into in the ordinary course of business. The Company has not experienced nor does it anticipate any material adverse effect on its results of operations or financial condition related to these foreign currency forward exchange contracts. The Company has not entered into foreign currency forward exchange contracts for other purposes, and the Company's financial condition and results of operations could be affected (negatively or positively) by currency fluctuations.

SEASONALITY; CYCLICALITY

     The Company may experience seasonal variations in the demand for its products to the extent automotive vehicle production fluctuates. Historically, such demand has been somewhat lower in the Company's first and fourth fiscal quarters (the fourth and third calendar quarters, respectively) when OEM plants may close during model changeovers and vacation and holiday periods.

     In addition, the industry in which the Company operates has been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which the Company supplies products, resulting in corresponding fluctuations in demand for products of the Company. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. The cyclical nature of the automotive industry is outside the control of the Company and cannot be predicted with certainty. The Company has sought and will continue to seek to expand its operations globally to mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

     The following table sets forth vehicle production in principal markets served by the Company for the last five fiscal years:

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                      1993     1994     1995     1996     1997
                                                      -----    -----    -----    -----    -----
    Heavy Vehicles (In thousands):
      North America, Heavy-Duty Trucks..............    179      214      248      204      201
      North America, Medium-Duty Trucks.............    109      125      147      126      138
      North America, Trailers.......................    211      270      327      266      248
      Europe, Trailers..............................     79       75       95       94       84
    Light Vehicles (In millions):
      North America.................................   13.0     14.6     15.1     15.1     15.2
      Europe........................................   11.5     12.1     12.9     13.0     13.0
      Asia-Pacific (calendar year data).............   15.5     15.6     15.6     16.8     17.6

---------------
Source: Automotive industry publications and management estimates.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of various risks and uncertainties, including but not limited to global economic and market conditions, such as the demand for commercial, specialty and light vehicles for which the Company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the Company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including those detailed herein and from time to time in other filings of the Company with the Commission. See also -- Customers; Sales and Marketing, -- Competition, -- Raw Materials and Supplies, -- Acquisitions and Dispositions, -- Geographic Information and -- Seasonality; Cyclicality herein and Chief Financial Officer's Review -- Management's Discussion and Analysis in the 1997 Annual Report.

ITEM 2.  PROPERTIES.

     At September 30, 1997, the Company operated 46 manufacturing facilities throughout the United States and in Europe, Brazil, Canada, Mexico, Australia and the Far East. It also had 19 engineering facilities, sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 11 million square feet, substantially all of which is in use. Of this floor space, approximately 91% was owned by the Company and approximately 9% was leased. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1997 is as follows:

                                                                OWNED          LEASED
                            LOCATION                          FACILITIES     FACILITIES     TOTAL
    --------------------------------------------------------  ----------     ----------     ------
                                                                 (IN THOUSANDS OF SQUARE FEET)
    United States...........................................     4,431           256         4,687
    Canada..................................................       691            38           729
    Europe..................................................     2,956           276         3,232
    Asia-Pacific............................................       406           391           797
    Latin America...........................................     1,441            15         1,456
                                                                 -----           ---        ------
              Total.........................................     9,925           976        10,901
                                                                 =====           ===        ======

ITEM 3.  LEGAL PROCEEDINGS.

     On July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the Company's Engine Synchro Shift(TM) transmission for heavy-duty trucks. Eaton seeks preliminary and permanent injunctions and unspecified damages. On October 30, 1997, the Company filed a motion for summary judgment. On November 4, 1997, the court denied Eaton's request for a preliminary injunction. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the Company, management believes the Company's truck transmissions do not infringe Eaton's patent. The Company intends to defend the suit vigorously.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or the Company or their respective subsidiaries relating to the conduct of the Company's business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

     Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, based on its evaluation of matters which are pending or asserted and after consulting with David W. Greenfield, Esq., General Counsel of the Company, management believes the disposition of such matters will not have a material adverse effect on the Company's financial statements.

     Pursuant to the terms of the Distribution Agreement, the Company assumed responsibility for all litigation (including environmental proceedings) against Rockwell or its subsidiaries in respect of the Automotive Business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Prior to the Distribution, Rockwell, as sole shareowner of the Company and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on August 12, 1997, amendment of the Company's certificate of incorporation to reflect a change in the Company's name from 111 Holdings, Inc. to Meritor Automotive, Inc.; and (2) on August 20, 1997, adoption by the Company of various benefit plans for the Company's board of directors and employees and amendment and restatement of the Company's certificate of incorporation.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 19, 1997 are as follows:

          NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT            AGE
---------------------------------------------------------------------------------------  ---
LARRY D. YOST -- Chairman of the Board and Chief Executive Officer of Meritor since May
  1997. Senior Vice President, President, Automotive and Acting President, Heavy
  Vehicle Systems of Rockwell (electronic controls and communications) from March 1997 to September 1997; President, Heavy Vehicle Systems of Rockwell from November 1994 to
  March 1997; Senior Vice President, Operations of Allen-Bradley Company, Inc.
  (automation), a subsidiary of Rockwell, prior thereto................................  59
ROBERT A. CALDER -- Senior Vice President and President, Light Vehicle Systems of
  Meritor since September 1997. President, Light Vehicle Systems of Rockwell from
  November 1994 to September 1997; Executive Vice President, Automotive Body and
  Chassis Systems of Rockwell from November 1992 to November 1994; Vice President and
  General Manager, Automotive Body Systems of Rockwell prior thereto...................  62
GARY L. COLLINS -- Senior Vice President, Human Resources of Meritor since August 1997.
  Vice President -- Human Resources and Government Relations, Automotive of Rockwell
  from September 1991 to September 1997................................................  51

          NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT            AGE
---------------------------------------------------------------------------------------  ---
DAVID W. GREENFIELD -- Senior Vice President, General Counsel and Secretary of Meritor
  since May 1997. Associate General Counsel of Rockwell from July 1995 to September
  1997; Assistant General Counsel of Rockwell prior thereto............................  47
THOMAS J. JOYCE -- Vice President and Treasurer of Meritor since May 1997. Vice
  President, Investor and Community Relations of Rockwell from May 1989 to September
  1997.................................................................................  50
SUSAN P. KAMPE -- Senior Vice President and Chief Information Officer of Meritor since
  September 1997. Vice President -- Information Technology, Heavy Vehicle Systems of
  Rockwell from August 1996 to September 1997; Director of Global Information Systems
  and Services, Safety Restraints Business of Allied-Signal Automotive (automotive component supplier) from August 1994 to August 1996; Manager, Manufacturing Systems,
  North America of ITT Automotive (automotive component supplier) prior thereto........  40
LAWRENCE J. LOCKWOOD -- Vice President and Controller of Meritor since September 1997.
  Vice President and Controller, Automotive of Rockwell from August 1997 to September
  1997; Vice President, Finance of Industrial Control Group of Allen-Bradley Company,
  Inc., a subsidiary of Rockwell, from April 1995 to August 1997; Vice President,
  Finance and Administration of Operations Group of Allen-Bradley Company, Inc. prior thereto..............................................................................  44
THOMAS A. MADDEN -- Senior Vice President and Chief Financial Officer of Meritor since
  May 1997. Vice President and Senior Vice President -- Finance, Automotive of Rockwell
  from March 1997 to September 1997; Vice President, Corporate Development of Rockwell
  from September 1996 to March 1997; Vice President -- Finance & Administration, Light
  Vehicle Systems of Rockwell from May 1996 to September 1996; Vice
  President -- Finance & Administration, Automotive of Rockwell from October 1994 to
  May 1996; Assistant Controller of Rockwell prior thereto.............................  44
PRAKASH R. MULCHANDANI -- Senior Vice President and President, Worldwide Truck and
  Trailer Systems of Meritor since September 1997. President -- Worldwide Truck and
  Trailer Systems, Heavy Vehicle Systems of Rockwell from April 1996 to September 1997;
  President -- North American Truck Systems, Automotive of Rockwell from June 1994 to
  April 1996; General Manager -- Trailer Products, Automotive of Rockwell prior thereto..............................................................................  53
RICHARD C. QUAID -- Senior Vice President and President, Off-Highway and Specialty
  Products of Meritor since September 1997. President -- Off-Highway and Specialty
  Products, Heavy Vehicle Systems of Rockwell from April 1996 to September 1997;
  President -- Off-Highway Products, Automotive of Rockwell prior thereto..............  55
RODNEY J. WALTER -- Senior Vice President, Business Development and Communications of
  Meritor since September 1997. Vice President -- Business Development, Heavy Vehicle
  Systems of Rockwell from June 1995 to September 1997; Director -- Business
  Development of Rockwell prior thereto................................................  46

     There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between him and any person other than the Company. All executive officers are elected annually.

     Mr. Calder will retire from his current positions with the Company effective December 31, 1997.

     Effective January 1, 1998, Mr. Mulchandani will be Senior Vice President and President, Heavy Vehicle Systems of Meritor.
                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $1 per share, is listed on the New York Stock Exchange and trades under the symbol "MRA". On December 15, 1997, there were 55,971 shareowners of record of the Company's Common Stock. The Company's Common Stock began trading "regular way" on the New York Stock Exchange on October 1, 1997. Prior to the Distribution, the Company's Common Stock traded on a "when-issued" basis from September 15, 1997 to September 30, 1997.

     Prior to the Distribution, on September 24, 1997, the Company paid a cash dividend to Rockwell, then the Company's sole shareowner, in the amount of $359.4 million. On November 12, 1997, the Board of Directors of Meritor declared a quarterly dividend of 10.5 cents per share, payable on December 15, 1997 to shareowners of record on November 24, 1997.

     On September 30, 1997 the Company issued 500 shares of Common Stock to each of the six non-employee directors of the Company pursuant to the terms of the Company's Directors Stock Plan and subject to approval of that Plan at the 1998 Annual Meeting of Shareowners of the Company. The issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information in the table captioned SELECTED FINANCIAL DATA in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the discussion and analysis under the caption CHIEF FINANCIAL OFFICER'S REVIEW -- MANAGEMENT'S DISCUSSION AND ANALYSIS in the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See STATEMENT OF CONSOLIDATED INCOME, CONSOLIDATED BALANCE SHEET, STATEMENT OF CONSOLIDATED CASH FLOWS, STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and INDEPENDENT AUDITORS' REPORT in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS in the 1998 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION and RETIREMENT BENEFITS in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS in the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

          (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 from the 1997 Annual Report).

          Statement of Consolidated Income, years ended September 30, 1997, 1996 and 1995.

          Consolidated Balance Sheet, September 30, 1997 and 1996.

          Statement of Consolidated Cash Flows, years ended September 30, 1997, 1996 and 1995.

          Statement of Consolidated Shareowners' Equity, years ended September 30, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report.

          (2) Financial Statement Schedule for the years ended September 30, 1997, 1996 and 1995.

                                                                            PAGE
                                                                            -----
            Independent Auditors' Report..................................   S-1
            Schedule II -- Valuation and Qualifying Accounts..............   S-2

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

        (3) Exhibits

   3-a-1  Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 (Registration No. 333-35403), is
          hereby incorporated by reference.
   3-b-1  By-Laws of the Company, filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-35403), is hereby incorporated by reference.
   4-a-1  Rights Agreement dated as of September 8, 1997 by and between the Company and First
          Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.3 to the
          Company's Registration Statement on Form S-8 (Registration No. 333-35403), is
          hereby incorporated by reference.
 *10-a-1  The Company's 1997 Long-Term Incentives Plan, adopted by the Company's Board of
          Directors on August 20, 1997, to be submitted for approval by the Company's shareowners at the 1998 Annual Meeting of Shareowners.
 *10-a-2  Form of Restricted Stock Agreement under the Company's 1997 Long-Term Incentives
          Plan.
 *10-b-1  The Company's Directors Stock Plan, adopted by the Company's Board of Directors on
          August 20, 1997, to be submitted for approval by the Company's shareowners at the
          1998 Annual Meeting of Shareowners.
 *10-b-2  Form of Restricted Stock Agreement under the Company's Directors Stock Plan.
 *10-c-1  The Company's Incentive Compensation Plan, adopted by the Company's Board of
          Directors on August 20, 1997, to be submitted for approval by the Company's shareowners at the 1998 Annual Meeting of Shareowners.
 *10-d-1  Copy of resolution of the Board of Directors of the Company, adopted on September
          8, 1997, providing for its Deferred Compensation Policy for Non-Employee Directors.

  10-e-1  Credit Agreement dated as of August 21, 1997 among the Company, the lenders from time to time party thereto, Morgan Guaranty Trust Company of New York, as
          Administrative Agent and NBD Bank, as Documentation Agent, filed as Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 1-13093), is hereby incorporated by reference.
  10-f-1  Distribution Agreement dated as of September 30, 1997 by and between Rockwell
          International Corporation and the Company, filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
  10-g-1  Employee Matters Agreement dated as of September 30, 1997 by and between Rockwell
          International Corporation and the Company, filed as Exhibit 2.2 to the Company's
          Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
  10-h-1  Tax Allocation Agreement dated as of September 30, 1997 by and between Rockwell
          International Corporation and the Company, filed as Exhibit 2.3 to the Company's
          Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
      13  Portions of the 1997 Annual Report to Shareowners of the Company.
      21  List of Subsidiaries of the Company.
    23-a  Consent of M. Lee Murrah, Esq., Assistant General Counsel of the Company.
    23-b  Consent of David W. Greenfield, Esq., Senior Vice President, General Counsel and
          Secretary of the Company.
    23-c  Independent Auditors' Consent.
      24  Power of Attorney authorizing certain persons to sign this Annual Report on Form
          10-K on behalf of certain directors and officers of the Company.
      27  Financial Data Schedule for this Annual Report on Form 10-K.

---------------
* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERITOR AUTOMOTIVE, INC.

                                          By     /s/ DAVID W. GREENFIELD
                                            ------------------------------------
                                                    David W. Greenfield
                                               Senior Vice President, General
                                                    Counsel and Secretary

Dated: December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of December 1997 by the following persons on behalf of the registrant and in the capacities indicated.

   Larry D. Yost*                                      Chairman of the Board and Chief
                                                        Executive Officer (principal
                                                       executive officer) and Director

   Joseph B. Anderson, Jr.*                                       Director

   Donald R. Beall*                                               Director

   John J. Creedon*                                               Director

   Charles H. Harff*                                              Director

   Harold A. Poling*                                              Director

   Martin D. Walker*                                              Director

   Thomas A. Madden*                                   Senior Vice President and Chief
                                                        Financial Officer (principal
                                                             financial officer)

   Lawrence J. Lockwood*                                Vice President and Controller
                                                       (principal accounting officer)

*By:     /s/ DAVID W. GREENFIELD

     ----------------------------------
            David W. Greenfield,
          Attorney-in-fact**

** By authority of powers of attorney filed herewith.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners
  of Meritor Automotive, Inc.
Troy, Michigan

     We have audited the consolidated and combined financial statements of Meritor Automotive, Inc. and subsidiaries (formerly the Automotive Business of Rockwell International Corporation -- see Note 1) as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 12, 1997; such financial statements and report are included in your 1997 Annual Report to Shareowners, and are incorporated herein by reference. Our audits also included the financial statement schedule of Meritor Automotive, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 12, 1997

                                                                     SCHEDULE II

                            MERITOR AUTOMOTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                  BALANCE AT     CHARGED                     BALANCE AT
                                                  BEGINNING      TO COSTS                      END OF
                  DESCRIPTION                     OF YEAR(A)   AND EXPENSES   DEDUCTIONS      YEAR(A)
------------------------------------------------  ----------   ------------   ----------   --------------
                                                                       (IN MILLIONS)
Year ended September 30, 1997:
  Allowance for doubtful accounts...............    $ 16.9        $  2.3         $7.6(b)       $ 11.6
Year ended September 30, 1996:
  Allowance for doubtful accounts...............      10.1          10.5          3.7(b)         16.9
Year ended September 30, 1995:
  Allowance for doubtful accounts...............       9.6           1.7          1.2(b)         10.1

---------------
(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.