Form 10-Q
period 1997-12-31
MERITOR AUTOMOTIVE INC
filed 1998-02-12
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          December 31, 1997


Commission file number         1-13093


                            Meritor Automotive, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                     38-3354643
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


  2135 West Maple Road, Troy, Michigan                  48084-7186
(Address of principal executive offices)                (Zip Code)


                                 (248) 435-1000
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes         X         No


69,030,996 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 1998.

                            MERITOR AUTOMOTIVE, INC.


                                      INDEX

PART I.           FINANCIAL INFORMATION:

                  Item 1.        Financial Statements:
                                                                                                         Page
                                                                                                          No.
                                Consolidated Balance Sheet - -
                                December 31, 1997 and September 30, 1997 ............................       2

                                Statement of Consolidated Income - - Three Months
                                Ended December 31, 1997 and 1996.....................................       3

                                Statement of Consolidated Cash Flows - -
                                Three Months Ended December 31, 1997 and 1996 .......................       4

                                Notes to Consolidated Financial Statements ..........................       5

                  Item 2.       Management's Discussion and Analysis
                                of Financial Condition and Results of Operations ....................       9





PART II.          OTHER INFORMATION:

                  Item 1.       Legal Proceedings....................................................      12

                  Item 5.       Other Information....................................................      12

                  Item 6.       Exhibits and Reports on Form 8-K.....................................      13

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                           December 31,
                                                                              1997          September 30,
                                                                           (unaudited)          1997
                                                                           -----------          ----
                                ASSETS                                           (In millions)
Current assets:
     Cash ........................................................          $   117           $   133
     Receivables (less allowance for doubtful accounts:
        December 31, 1997 and September 30, 1997, $9) ............              509               563
     Inventories .................................................              342               327
     Other current assets ........................................              121               128
                                                                            -------           -------
              Total current assets ...............................            1,089             1,151
                                                                            -------           -------

Net property .....................................................              626               635
Other assets .....................................................              212               216
                                                                            -------           -------

                      TOTAL ......................................          $ 1,927           $ 2,002
                                                                            =======           =======

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt .............................................          $    57           $    21
     Accounts payable ............................................              482               501
     Accrued compensation and benefits ...........................              113               129
     Accrued income taxes ........................................               19                88
     Other current liabilities ...................................              189               177
                                                                            -------           -------
         Total current liabilities ...............................              860               916

Long-term debt ...................................................              434               465
Accrued retirement benefits ......................................              391               387
Other liabilities ................................................               46                46

Minority interests ...............................................               39                37

Shareowners' equity:
     Common Stock
         (shares issued and outstanding:  December 31, 1997, 69.0;
          September 30, 1997, 68.9) ..............................               69                69
     Additional paid-in-capital ..................................              156               154
     Retained earnings ...........................................               25                --
     Cumulative currency translation adjustments .................              (93)              (72)
                                                                            -------           -------
                  Total shareowners' equity ......................              157               151
                                                                            -------           -------

                      TOTAL ......................................          $ 1,927           $ 2,002
                                                                            =======           =======

See notes to consolidated financial statements.

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                 December 31,
                                              1997            1996
                                              ----            ----
                                             (In millions, except
                                               per share amount)
Sales .................................       $ 911           $ 756
Cost of sales .........................         791             663
                                              -----           -----
Gross margin ..........................         120              93
Selling, general and administrative ...          57              53
                                              -----           -----
Operating earnings ....................          63              40
Other income-net ......................           1               7
Interest expense ......................         (10)             (1)
                                              -----           -----
Income before income taxes ............          54              46
Provision for income taxes ............         (22)            (18)
                                              -----           -----
Net income ............................       $  32           $  28
                                              =====           =====
Basic and diluted earnings per share...       $ .47
                                              =====
Average shares outstanding ............        69.0
                                              =====

See notes to consolidated financial statements.

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        December 31,
                                                                                    1997           1996
                                                                                    ----           ----
                                                                                       (In millions)
OPERATING ACTIVITIES
Net income ...............................................................          $  32           $ 28
Adjustments to net income to arrive at cash provided by operating activities:
     Depreciation and amortization .......................................             24             25
     Deferred income taxes ...............................................              1              2
     Net pension expense .................................................              5              6
     Pension contributions ...............................................             (5)            --
     Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments:
       Receivables .......................................................             35             19
       Inventories .......................................................            (18)            (5)
       Accounts payable ..................................................            (21)           (29)
       Other assets and liabilities ......................................             11            (20)
                                                                                    -----           ----
             CASH PROVIDED BY OPERATING ACTIVITIES .......................             64             26
                                                                                    -----           ----

INVESTING ACTIVITIES
Capital expenditures .....................................................            (23)           (16)
Acquisition of businesses (net of cash acquired) .........................             (4)           (12)
Proceeds from disposition of property and businesses .....................              1              2
                                                                                    -----           ----
                  CASH USED FOR INVESTING ACTIVITIES .....................            (26)           (26)
                                                                                    -----           ----

FINANCING ACTIVITIES
Increase in short-term borrowings ........................................             39              6
Payments of long-term debt ...............................................            (80)            --
Long-term borrowings .....................................................             52             --
                                                                                    -----           ----
     Net increase in debt ................................................             11              6
Dividends ................................................................             (7)            --
Payment of Distribution tax obligation ...................................            (72)            --
Net transfers from (to) Rockwell .........................................             14            (11)
                                                                                    -----           ----
                  CASH USED FOR FINANCING ACTIVITIES .....................            (54)            (5)
                                                                                    -----           ----

DECREASE IN CASH .........................................................            (16)            (5)
CASH AT BEGINNING OF PERIOD ..............................................            133             74
                                                                                    -----           ----
CASH AT END OF PERIOD ....................................................          $ 117           $ 69
                                                                                    =====           ====

Income tax payments, excluding the payment of the Distribution tax obligation, were $9 million and $4 million in the three months ended December 31, 1997 and 1996, respectively.


See notes to consolidated financial statements.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Meritor Automotive, Inc. (the company or Meritor) became an independent, publicly-held company on September 30, 1997 (the Distribution Date), when Rockwell International Corporation (Rockwell) spun off its automotive businesses as an independent publicly-traded company by distributing all of the issued and outstanding shares of the company to Rockwell's shareowners on the basis of one share of the company's common stock for every three shares of Rockwell common stock outstanding (the Distribution). Rockwell and the company have entered into a number of agreements to facilitate the transition of Meritor to an independent company.

      The financial statements for periods prior to September 30, 1997 present the combined historical financial position, results of operations and cash flows of the ongoing automotive businesses of Rockwell that were spun off. The company's financial statements prior to September 30, 1997 include all of the related costs of doing business, including an allocation for certain general corporate expenses of Rockwell which were not directly related to the Automotive businesses, including costs for corporate oversight, financial, legal, tax, corporate communications and human resources. The amount allocated for the three months ended December 31, 1996 was $7 million. These costs have been allocated to the company based on Meritor's sales in proportion to total Rockwell sales. Management believes those allocations were made on a reasonable basis. The financial information included herein for periods prior to September 30, 1997 may not necessarily be indicative of the results of operations or cash flows of the company if it had been a separate, independent company during such periods.

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results for the full year.

      It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Inventories are summarized as follows (in millions):

                                                                         December 31,                September 30,
                                                                             1997                         1997
                                                                             ----                         ----
Finished goods..............................................             $     121                    $      117
Work in process.............................................                   145                           146
Raw materials, parts and supplies...........................                   128                           116
                                                                         ---------                    ----------
     Total..................................................                   394                           379
Less allowance to adjust the carrying value of
     certain inventories to a last in, first-out
     (LIFO) basis...........................................                    52                            52
                                                                         ---------                    ----------

     Inventories............................................             $     342                    $      327
                                                                         =========                    ==========

3.    Other current assets are summarized as follows (in millions):

                                                                         December 31,                September 30,
                                                                             1997                         1997
                                                                             ----                         ----
Current deferred income taxes...............................             $      81                    $       85
Customer tooling............................................                    22                            20
Prepaid expenses............................................                    14                            13
Other.......................................................                     4                            10
                                                                         ---------                    ----------

     Other current assets...................................             $     121                    $      128
                                                                         =========                    ==========

4.    Other assets are summarized as follows (in millions):

                                                                         December 31,                September 30,
                                                                             1997                         1997
                                                                             ----                         ----
Net deferred income taxes...................................             $      65                    $       71
Goodwill....................................................                    40                            42
Investments in affiliates...................................                    44                            43
Prepaid pension costs.......................................                    29                            29
Other.......................................................                    34                            31
                                                                         ---------                    ----------

     Other assets...........................................             $     212                    $      216
                                                                         =========                    ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Other current liabilities are summarized as follows (in millions):

                                                                         December 31,                September 30,
                                                                            1997                         1997
                                                                            ----                         ----
Accrued product warranties..................................             $      95                    $       95
Accrued taxes other than income taxes                                           27                            28
Accrued restructuring.......................................                    23                            26
Other.......................................................                    44                            28
                                                                         ---------                    ----------

     Other current liabilities..............................             $     189                    $      177
                                                                         =========                     =========

7.    Long-term debt consisted of the following (in millions):

                                                                          December 31,                 September 30,
                                                                             1997                          1997
                                                                             ----                          ----
Bank revolving credit facility..............................              $     417                     $      447
Other obligations, principally foreign                                           17                             18
                                                                          ---------                     ----------

     Long-term debt.........................................              $     434                     $      465
                                                                          =========                     ==========

8. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. At December 31, 1997, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize risk of loss from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments relate to purchase and sales transactions and are generally for terms of less than one year. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The amount of any deferred gain or loss on these contracts is immaterial.

     The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $224 million at December 31, 1997 and $194 million at September 30, 1997. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Accrued retirement benefits consisted of the following (in millions):

                                                                          December 31,                 September 30,
                                                                             1997                          1997
                                                                             ----                          ----
Accrued retirement medical costs............................              $     298                     $      299
Accrued pension costs.......................................                    115                            110
Other.......................................................                     13                             13
                                                                          ---------                     ----------
     Total                                                                      426                            422
Amount classified as current liability......................                     35                     $       35
                                                                          ---------                     ----------
     Accrued retirement benefits                                          $     391                     $      387
                                                                          =========                     ==========

10.      Other income - net consisted of the following (in millions):

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                             1997                         1996
                                                                             ----                         ----
Equity in earnings of affiliates                                          $      3                     $       2
Minority interests                                                              (4)                           (2)
Gain on the sale of property and businesses                                      2                             -
Interest income                                                                  1                             1
Insurance settlement                                                             -                             5
Other                                                                           (1)                            1
                                                                          ---------                    ---------

     Other income - net                                                   $      1                     $       7
                                                                          =========                    =========

12. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1998 First Quarter Compared to 1997 Pro Forma First Quarter

The following sets forth the sales, operating earnings and net income of the company for the first quarter of fiscal 1998 and 1997 pro forma (in millions):

                                                                  Three Months Ended
                                                                       December 31,
                                                              Historical       Pro Forma          Pro Forma
                                              1997              1996         Adjustments (1)         1996
                                              ----              ----         ---------------         ----
Sales
     Heavy Vehicle Systems                   $ 557              $ 413              $--              $ 413
     Light Vehicle Systems                     354                343               --                343
                                             -----              -----              ---              -----
Total Sales                                  $ 911              $ 756              $--              $ 756
                                             =====              =====              ===              =====

Gross Margin                                 $ 120              $  93              $--              $  93
Selling, General and Administrative             57                 53               (2)                51
                                             -----              -----              ---              -----

Operating Earnings                           $  63              $  40              $ 2              $  42
Other Income-net                                 1                  7               --                  7
Interest Expense                               (10)                (1)              (6)                (7)
                                             -----              -----              ---              -----

Income Before Income Taxes                      54                 46               (4)                42
Provision for Income Taxes                     (22)               (18)               1                (17)
                                             -----              -----              ---              -----

Net Income                                   $  32              $  28              $(3)             $  25
                                             =====              =====              ===              =====

Earnings Per Share                           $ .47                                                  $ .36
                                             =====                                                  =====

(1) Pro forma adjustments reflect (a) the 68.9 million shares of common stock issued at the date of the spin-off from Rockwell, (b) management's estimate that corporate costs would have been $2 million lower on a stand-alone basis for the quarter than those allocated to the automotive businesses by Rockwell and (c) $6 million of interest expense at an annual rate of 6.0% for the quarter ended December 31, 1996 related to the debt incurred by the company in connection with the $445 million pre-Distribution payment to Rockwell.

                            MERITOR AUTOMOTIVE, INC.

Sales of $911 million for the 1998 first quarter were up $155 million, or 21 percent, from the 1997 first quarter. The strong sales growth for the quarter was driven by a robust North American heavy truck market, which was up substantially compared to a modestly weak first quarter last year and higher penetration across most product lines of Heavy Vehicle and Light Vehicle Systems.

Net income for the 1998 first quarter was $32 million, or 47 cents per share, compared to $25 million, or 36 cents per share, pro forma results last year. This represents a 31 percent increase in earnings per share for the first quarter of 1998 as compared to 1997 pro forma first quarter results. The increase in net income and earnings per share over the prior period was achieved even with a decrease of $6 million in other income and an increase of $3 million in interest expense. The decrease in other income was due primarily to a $5 million one-time gain in the first quarter of fiscal 1997, related to an environmental insurance settlement. The increase in interest expense was a result of higher working capital financing levels as compared to the prior first quarter.

Operating earnings of $63 million increased 50 percent for the 1998 first quarter as compared to the 1997 first quarter primarily due to the higher sales levels and the impact of the ongoing productivity and cost improvement programs. Quarterly operating margins improved from 5.6 percent in last year's first quarter to 6.9 percent in this year's first quarter.

Heavy Vehicle Systems sales were $557 million in the first quarter of fiscal 1998, an increase of $144 million, or 35 percent, compared to the first quarter of fiscal 1997. This sales increase was the result of the strong North America heavy truck market, greater market penetration in North America by the company's truck axle, brake and transmission products, and increased volumes in its off-highway and specialty vehicle product lines. If current market conditions continue, the company expects the North American heavy truck market to grow by 10 percent in fiscal 1998. The company's Brazilian business was stable, while its European trailer axle business, based in the UK, experienced pricing pressure due to the strength of the British pound compared to other European currencies.

Light Vehicle Systems sales were reported at $354 million, an increase of $11 million, or 3 percent, over the first quarter of fiscal 1997. The sales growth was driven by strong market penetration in the door, suspension, access control, seat adjusting systems and wheel product lines. This growth was substantially offset by a $24 million decline in European sales due to lower sunroof demand and the currency translation impact of a stronger U.S. dollar in the first quarter of this year compared to the first quarter of last year.

Although the company's sales in the Asia-Pacific region represent only 3 percent of annual sales volumes, the company is closely watching the economic situation in the Asia-Pacific region to assess its effect on the North American, European and other economies.

Performance for the first quarter of fiscal 1998 provides strong momentum for the achievement of the company's stated long-term financial goals to grow, on an average annual basis, sales by 8 percent and earnings per share by 15 percent. Assuming generally favorable economic conditions and the anticipated benefits of the company's restructuring programs, these objectives should be achievable in fiscal 1998.

FINANCIAL CONDITION

Cash provided by operating activities for the fiscal 1998 first quarter was $64 million, an increase of $38 million as compared to the first quarter of fiscal 1997. The increase was due primarily to the increase in net income and decreased working capital levels. Pension contributions of $5 million were made in the 1998 first quarter. Management expects that pension plan funding during fiscal 1998 will approximate $25 million.

Capital expenditures of $23 million included equipment for continued new product introductions, capacity expansion and new production processes. The company anticipates full year fiscal 1998 capital expenditures of approximately $140 million.

The company's first quarterly dividend of $.105 cents per share was paid on December 15, 1997 to shareowners of record on November 24, 1997. On February 11, 1998, the board of directors declared a quarterly dividend of $.105 cents per share on its common stock, payable March 9, 1998, to shareowners of record on February 23, 1998.

Cash used for financing activities includes a $72 million payment of a Distribution tax obligation related to Canadian taxes incurred in connection with the transfer of assets prior to the Distribution. Rockwell has agreed to indemnify the company for such Canadian income taxes and had provided $58 million at September 30, 1997, as well as an additional $14 million during the quarter ended December 31, 1997.

The cumulative currency translation adjustments increased $21 million, primarily due to the strength of the U.S. dollar, principally in relation to the Canadian, French and Australian currencies.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Matters in Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1997 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on form 10-K for the fiscal year ended September 30, 1997. Management believes that at December 31, 1997 there has been no material change to this information.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           As discussed on page 11 of the company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1997, incorporated herein by reference, Eaton Corporation filed suit against Rockwell on July 17, 1997 in the U.S. District Court in Wilmington, Delaware, asserting infringement of an Eaton patent covering certain aspects of heavy-duty truck transmissions, and seeking damages and injunctive relief. Trial has been set to begin on June 23, 1998.

Item 5.    Other Information

           (a) As discussed on pages 14-15 of the company's Proxy Statement for the 1998 Annual Meeting of Shareowners, incorporated herein by reference, the Compensation and Management Development Committee of the Board of Directors ("Compensation Committee") has developed a "pay for performance" compensation philosophy for executive officers, to be carried out through a strategy using base salaries, annual incentives and long-term incentives. Long-term incentives may be granted under the company's 1997 Long-Term Incentives Plan ("LTIP") in a variety of forms, including performance units, stock options, stock appreciation rights and restricted stock. The Committee's original intention was to provide long-term incentives one-half through stock option grants and one-half through awards under long-term performance plans.

                On February 11, 1998, the Compensation Committee approved a performance plan pursuant to and subject to the provisions of the LTIP, under which officers of the company will be provided long-term incentives two-thirds through stock option grants and one-third through awards under long-term performance plans.

           (b)  Cautionary Statement

                This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company with the Securities and Exchange Commission.

           Item  6. Exhibits and Reports on Form 8-K

                (a) Exhibits.

                10   -    Consulting Agreement between the company and
                          Robert A. Calder.

                27   -    Financial Data Schedule

                99-a   -  The company's Annual Report on Form 10-K for the
                          Fiscal Year Ended September 30, 1997 (including portions of the company's 1997 Annual Report to Shareowners filed as Exhibit 13 to the Form 10-K), portions of which are incorporated herein by reference
                          (filed with the Commission in File No. 1-13093 and incorporated herein by reference).

                99-b   -  The company's Proxy Statement, dated December 29,
                          1997, portions of which are incorporated herein by reference (filed with the Commission in File No.
                          1-13093 and incorporated herein by reference).

           (b) Reports on Form 8-K.

           A Current Report on Form 8-K, dated October 10, 1997 was filed by the company, reporting under Item 5, Other Events, the consummation of the Distribution, and filing under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the company's Restated Certificate of Incorporation, amended By-laws and Rights Agreement, and various agreements between Rockwell and the company in connection with the Distribution.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MERITOR AUTOMOTIVE, INC.
                                            -----------------------------------
                                                 (Registrant)




Date  February 12, 1998                     By    L. J. Lockwood
     -----------------------                  ---------------------------------
                                                  L. J. Lockwood
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)





Date  February 12, 1998                     By    D. W. Greenfield
     -----------------------                  ---------------------------------
                                                  D. W. Greenfield
                                                  Senior Vice President,
                                                  General Counsel and Secretary

                            MERITOR AUTOMOTIVE, INC.

                         INDEX OF EXHIBITS TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                                                                                           Page
                                                                                                            No.
                  Exhibit 10            Consulting Agreement between the
                                        Company and Robert A. Calder........................................16



                  Exhibit 27            Financial Data Schedule.............................................19