Form 10-Q
period 1998-03-31
MERITOR AUTOMOTIVE INC
filed 1998-05-12
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    March 31, 1998


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


                                 Yes X  No ___


69,025,123 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 1998.

                            MERITOR AUTOMOTIVE, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:
                                                                            Page
                                                                             No.

                  Consolidated Balance Sheet - -
                  March 31, 1998 and September 30, 1997...................   2

                  Statement of Consolidated Income - - Three Months
                  and Six Months Ended March 31, 1998 and 1997............   3

                  Statement of Consolidated Cash Flows - -
                  Six Months Ended March 31, 1998 and 1997................   4

                  Notes to Consolidated Financial Statements..............   5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations........  10


PART II. OTHER INFORMATION:

         Item 2.  Changes in Securities and Use of Proceeds...............  15

         Item 4.  Submission of Matters to a Vote of Security Holders.....  16

         Item 5.  Other Information.......................................  17

         Item 6.  Exhibits and Reports on Form 8-K........................  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               March 31,
                                                                 1998      September 30,
                                                              (unaudited)     1997
                                                                -------      -------
                        ASSETS                                     (In millions)
Current assets:
   Cash ....................................................    $    67      $   133
   Receivables (less allowance for doubtful accounts:
      March 31, 1998, $10; September 30, 1997, $9)  ........        622          563
   Inventories .............................................        350          327
   Other current assets ....................................        128          128
                                                                -------      -------
      Total current assets .................................      1,167        1,151
                                                                -------      -------

Net property ...............................................        626          635
Other assets ...............................................        220          216
                                                                -------      -------

               TOTAL .......................................    $ 2,013      $ 2,002
                                                                =======      =======

       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt .........................................    $    54      $    21
   Accounts payable ........................................        538          501
   Accrued compensation and benefits .......................        135          129
   Accrued income taxes ....................................         12           88
   Other current liabilities ...............................        195          177
                                                                -------      -------
      Total current liabilities ............................        934          916

Long-term debt .............................................        428          465
Accrued retirement benefits ................................        381          387
Other liabilities ..........................................         45           46

Minority interests .........................................         40           37

Shareowners' equity:
   Common Stock
      (shares issued and outstanding:  March 31, 1998, 69.0;
       September 30, 1997, 68.9) ...........................         69           69
   Additional paid-in-capital ..............................        156          154
   Retained earnings .......................................         62           --
   Cumulative currency translation adjustments .............       (102)         (72)
                                                                -------      -------
            Total shareowners' equity ......................        185          151
                                                                -------      -------

               TOTAL .......................................    $ 2,013      $ 2,002
                                                                =======      =======

See notes to consolidated financial statements.

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)


                                        Three Months Ended       Six Months Ended
                                             March 31,               March 31,
                                        -------------------------------------------
                                         1998        1997        1998        1997
                                        -------     -------     -------     -------
                                       (In millions, except     (In millions, except
                                        per share amounts)       per share amounts)
Sales ..............................    $   968     $   822     $ 1,879     $ 1,578
Cost of sales ......................        823         708       1,614       1,371
                                        -------     -------     -------     -------
Gross margin .......................        145         114         265         207
Selling, general and
  administrative ...................         64          57         121         110
                                        -------     -------     -------     -------
Operating earnings .................         81          57         144          97
Other income-net ...................          6           2           7           9
Interest expense ...................        (11)         (3)        (21)         (4)
                                        -------     -------     -------     -------
Income before income taxes .........         76          56         130         102
Provision for income taxes .........        (31)        (22)        (53)        (40)
                                        -------     -------     -------     -------
Net income .........................    $    45     $    34     $    77     $    62
                                        =======     =======     =======     =======
Basic and diluted earnings per
  share ............................    $   .64                 $  1.11
                                        =======                 =======

Cash dividends per common share ....    $  .105                 $   .21
                                        =======                 =======
Average common shares outstanding -
   basic and diluted ...............       69.0                    69.0
                                        =======                 =======

See notes to consolidated financial statements.

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   March 31,
                                                               ----------------
                                                               1998       1997
                                                               -----      -----
                                                                 (In millions)
OPERATING ACTIVITIES
Net income ...............................................     $  77      $  62
Adjustments to net income to arrive at cash provided
 by operating activities:
   Depreciation and amortization .........................        51         48
   Deferred income taxes .................................         4         (4)
   Net pension expense ...................................        10         12
   Pension contributions .................................       (10)        --
   Changes in assets and liabilities, excluding
    effects of acquisitions, divestitures and foreign
    currency adjustments:
     Receivables .........................................       (83)       (52)
     Inventories .........................................       (27)        --
     Accounts payable ....................................        35         11
     Other assets and liabilities ........................         5        (21)
                                                               -----      -----
      CASH PROVIDED BY OPERATING ACTIVITIES ..............        62         56
                                                               -----      -----

INVESTING ACTIVITIES
Capital expenditures .....................................       (49)       (37)
Acquisition of businesses (net of cash acquired) .........        (7)       (16)
Proceeds from disposition of property and businesses .....         2          6
                                                               -----      -----
      CASH USED FOR INVESTING ACTIVITIES .................       (54)       (47)
                                                               -----      -----

FINANCING ACTIVITIES
Increase in short-term borrowings ........................        36         17
Payments of long-term debt ...............................      (110)        (5)
Long-term borrowings .....................................        73         --
                                                               -----      -----
   Net (decrease) increase in debt .......................        (1)        12
Dividends ................................................       (15)        --
Payment of Distribution tax obligation ...................       (72)        --
Net transfers from (to) Rockwell .........................        14        (25)
                                                               -----      -----
      CASH USED FOR FINANCING ACTIVITIES .................       (74)       (13)
                                                               -----      -----

DECREASE IN CASH .........................................       (66)        (4)
CASH AT BEGINNING OF PERIOD ..............................       133         74
                                                               -----      -----
CASH AT END OF PERIOD ....................................     $  67      $  70
                                                               =====      =====

Income tax payments, excluding the payment of the Distribution tax obligation, were $46 million and $8 million in the six months ended March 31, 1998 and 1997, respectively.


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

    The financial statements for periods prior to September 30, 1997 present the combined historical financial position, results of operations and cash flows of the ongoing automotive businesses of Rockwell that were spun off. The company's financial statements prior to September 30, 1997 include all of the related costs of doing business, including an allocation for certain general corporate expenses of Rockwell which were not directly related to the automotive businesses, including costs for corporate oversight, financial, legal, tax, corporate communications and human resources. The amounts allocated for the three- and six-months ended March 31, 1997 were $7 million and $14 million, respectively. These costs were allocated to the company based on Meritor's sales in proportion to total Rockwell sales. Management believes those allocations were made on a reasonable basis. The financial information included herein for periods prior to September 30, 1997 may not necessarily be indicative of the results of operations or cash flows of the company if it had been a separate, independent company during such periods. The consolidated financial statements for periods after September 30, 1997 are those of the company and its subsidiaries.

    In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and six-month periods ended March 31, 1998 are not necessarily indicative of the results for the full year.

    It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  Inventories are summarized as follows (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Finished goods ....................................        $125        $117
     Work in process ...................................         141         146
     Raw materials, parts and supplies .................         136         116
                                                                ----        ----

        Total ..........................................         402         379
     Less allowance to adjust the carrying value of
        certain inventories to a last in, first-out
        (LIFO) basis ...................................          52          52
                                                                ----        ----
        Inventories ....................................        $350        $327
                                                                ====        ====

3.  Other current assets are summarized as follows (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Current deferred income taxes .....................        $ 86        $ 85
     Customer tooling ..................................          23          20
     Prepaid expenses ..................................          17          13
     Other .............................................           2          10
                                                                ----        ----

        Other current assets ...........................        $128        $128
                                                                ====        ====

4.  Other assets are summarized as follows (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Net deferred income taxes .........................        $ 66        $ 71
     Goodwill ..........................................          42          42
     Investments in affiliates .........................          47          43
     Prepaid pension costs .............................          30          29
     Other .............................................          35          31
                                                                ----        ----

        Other assets ...................................        $220        $216
                                                                ====        ====

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Other current liabilities are summarized as follows (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Accrued product warranties ........................        $101        $ 95
     Accrued taxes other than income taxes .............          33          28
     Accrued restructuring .............................          23          26
     Other .............................................          38          28
                                                                ----        ----

        Other current liabilities ......................        $195        $177
                                                                ====        ====

    Long-term debt consisted of the following (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Bank revolving credit facility ....................        $388        $447
     Other obligations, principally foreign ............          40          18
                                                                ----        ----

        Long-term debt .................................        $428        $465
                                                                ====        ====

    On April 9, 1998 the company filed a shelf registration statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered after the registration statement becomes effective in one or more series on terms to be determined at the time of sale. The net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions.

7. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. At March 31, 1998, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

    The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $225 million at March 31, 1998 and $194 million at September 30, 1997. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

    Concurrent with the filing of the registration statement described in Note 6, and in connection with a possible offering of debt securities pursuant thereto, the company entered into forward treasury lock agreements with creditworthy financial institutions pursuant to which the company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $200 million depending upon whether certain interest rates fall or rise during the term of the agreements, which are due to expire on June 15, 1998, unless earlier terminated or extended. The company does not anticipate any material adverse effect on its results of operations or financial position in respect of these agreements.

8.  Accrued retirement benefits consisted of the following (in millions):

                                                             March 31,  September 30,
                                                                1998        1997
                                                                ----        ----
     Accrued retirement medical costs ..................        $295        $299
     Accrued pension costs .............................         108         110
     Other .............................................          13          13
                                                                ----        ----

            Total ......................................         416         422
     Amount classified as current liability ............          35          35
                                                                ----        ----

            Accrued retirement benefits ................        $381        $387
                                                                ====        ====

9.  Other income - net consisted of the following (in millions):

                                             Three Months Ended  Six Months Ended
                                                  March 31,         March 31,
                                                -------------     -------------
                                                1998     1997     1998     1997
                                                ----     ----     ----     ----
     Equity in earnings of affiliates ......    $  7     $  3     $ 10     $  5
     Minority interests ....................      (3)      (4)      (7)      (6)
     Gain on the sale of property and
        businesses .........................      --       --        2       --
     Interest income .......................       1        1        2        2
     Insurance settlement ..................      --       --       --        5
     Other .................................       1        2       --        3
                                                ----     ----     ----     ----

           Other income - net ..............    $  6     $  2     $  7     $  9
                                                ====     ====     ====     ====

10. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                            MERITOR AUTOMOTIVE, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1998 Second Quarter Compared to 1997 Pro Forma Second Quarter

The following sets forth the sales, operating earnings and net income of the company for the second quarter of fiscal 1998 and 1997 pro forma (in millions, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                         -------------------------------------------
                                                 Historical   Pro Forma      Pro Forma
                                         1998       1997     Adjustments(1)    1997
                                         -----      -----        -----         -----
Sales
   Heavy Vehicle Systems                 $ 592      $ 481        $  --         $ 481
   Light Vehicle Systems                   376        341           --           341
                                         -----      -----        -----         -----
Total sales                              $ 968      $ 822        $  --         $ 822
                                         =====      =====        =====         =====

Gross margin                             $ 145      $ 114        $  --         $ 114
Selling, general and administrative         64         57           (4)           53
                                         -----      -----        -----         -----

Operating earnings                       $  81      $  57        $   4         $  61
Other income-net                             6          2           --             2
Interest expense                           (11)        (3)          (7)          (10)
                                         -----      -----        -----         -----

Income before income taxes                  76         56           (3)           53
Provision for income taxes                 (31)       (22)           2           (20)
                                         -----      -----        -----         -----

Net income                               $  45      $  34        $  (1)        $  33
                                         =====      =====        =====         =====

Earnings per share                       $ .64                                 $ .48
                                         =====                                 =====

(1) Pro forma adjustments reflect (a) the 68.9 million shares of common stock issued at the date of the spin-off from Rockwell, (b) management's estimate that corporate costs would have been $4 million lower on a stand-alone basis for the quarter than those allocated to the automotive businesses by Rockwell and (c) $7 million of interest expense at an annual rate of 6.0% for the quarter ended March 31, 1997 related to the debt incurred by the company in connection with the $445 million pre-Distribution payment to Rockwell.

                            MERITOR AUTOMOTIVE, INC.

Sales of $968 million for the 1998 second quarter were up $146 million, or 18 percent, from the 1997 second quarter. The sales growth for the quarter was primarily driven by ongoing strong demand in the company's major markets and penetration gains across most of the company's businesses. The North American heavy truck market was up about 20% compared to last year's quarter, while light vehicle markets in North America and Europe were up slightly over last year's period. The company also experienced higher penetration rates across most of its Heavy Vehicle Systems businesses in North America and Light Vehicle Systems businesses in both North America and Europe.

Net income for the 1998 second quarter was $45 million, or 64 cents per share, compared to $33 million, or 48 cents per share, pro forma results last year, representing a 33 percent increase in earnings per share. The increases in net income and earnings per share were due primarily to the impact of productivity and cost improvement programs, higher incremental sales and an increase in other income. Other income for the second quarter was up $4 million over the second quarter last year, primarily due to higher equity income from joint ventures pertaining to the heavy truck and trailer markets.

The company's productivity and cost improvement programs related to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Operating earnings of $81 million increased 33 percent for the 1998 second quarter as compared to $61 million pro forma for the 1997 second quarter. Second quarter operating margins improved to 8.4 percent from last year's 7.4 percent, with gross margins improving to 15.0 percent from 13.9 percent in last year's quarter, driven by the ongoing impact of productivity and cost improvement programs (discussed above) and higher incremental sales. Selling, general and administrative expenses, as a percentage of sales, increased slightly, primarily due to investments in information technology planned for fiscal 1998.

Heavy Vehicle Systems sales were $592 million in the second quarter of fiscal 1998, an increase of $111 million, or 23 percent, compared to the second quarter of fiscal 1997. Sales increased across all of the company's heavy truck and trailer products, including axles, transmissions, clutches, drivelines and brake systems, primarily as a result of the strong North American heavy truck market, greater market penetration in North America and improved volumes in the aftermarket. Sales also increased in Heavy Vehicle Systems' off-highway, specialty and military product lines.

Light Vehicle Systems sales improved by 10 percent in the second quarter to $376 million, an increase of $35 million over the second quarter of fiscal 1997. The sales growth was driven by penetration gains in the door, suspension, access control and seat adjusting systems and wheel product lines and somewhat higher industry volumes. This growth was partially offset by the negative impact on European sales of currency translation and lower European sunroof demand.

Six Months Ended March 31, 1998 Compared to Pro Forma Six Months Ended March 31, 1997

The following sets forth the sales, operating earnings and net income of the company for the six months of fiscal 1998 and 1997 pro forma (in millions, except per share amounts):

                                                        Six Months Ended
                                                            March 31,
                                         ----------------------------------------------
                                                   Historical    Pro Forma     Pro Forma
                                          1998        1997     Adjustments(1)    1997
                                         -------     -------      -------       -------
Sales
   Heavy Vehicle Systems                 $ 1,149     $   894      $    --       $   894
   Light Vehicle Systems                     730         684           --           684
                                         -------     -------      -------       -------
Total sales                              $ 1,879     $ 1,578      $    --       $ 1,578
                                         =======     =======      =======       =======

Gross margin                             $   265     $   207      $    --       $   207
Selling, general and administrative          121         110           (6)          104
                                         -------     -------      -------       -------

Operating earnings                       $   144     $    97      $     6       $   103
Other income-net                               7           9           --             9
Interest expense                             (21)         (4)         (13)          (17)
                                         -------     -------      -------       -------

Income before income taxes                   130         102           (7)           95
Provision for income taxes                   (53)        (40)           3           (37)
                                         -------     -------      -------       -------

Net income                               $    77     $    62      $    (4)      $    58
                                         =======     =======      =======       =======

Earnings per share                       $  1.11                                $   .84
                                         =======                                =======

(1) Pro forma adjustments reflect (a) the 68.9 million shares of common stock issued at the date of the spin-off from Rockwell, (b) management's estimate that corporate costs would have been $6 million lower on a stand-alone basis for the six months than those allocated to the automotive businesses by Rockwell and (c) $13 million of interest expense at an annual rate of 6.0% for the six months ended March 31, 1997 related to the debt incurred by the company in connection with the $445 million pre-Distribution payment to Rockwell.

Sales of $1,879 million for the first six months of 1998 were up $301 million, or 19 percent, from the first six months of 1997. The strong sales growth for the six months was driven by a robust North American heavy truck market, which was up substantially compared to last year, and higher penetration across most product lines of Heavy Vehicle and Light Vehicle Systems.

Net income for the first six months of 1998 was $77 million, or $1.11 per share, up $19 million over last year's pro forma net income of $58 million, or 84 cents per share. This was an improvement of 32 percent in earnings per share. The increase in net income and earnings per share was a result of higher sales and savings generated from cost and productivity improvement programs (described previously). Other income was lower in the first half of fiscal 1998, as compared to 1997, primarily as a result of a one-time insurance recovery of $5 million recorded in the first quarter of fiscal 1997.

Operating earnings of $144 million increased 40 percent for the first six months of 1998, from $103 million in the first six months of 1997 pro forma. Operating margins increased to 7.7 percent for the first six months, from 6.5 percent in last year's period on a pro forma basis, reflecting higher sales and savings generated from cost and productivity improvement programs (described previously).

Heavy Vehicle Systems sales were $1,149 million in the first six months of fiscal 1998, an increase of $255 million, or 29 percent, compared to the first six months of fiscal 1997. This sales increase was the result of the strong North American heavy truck and trailer market, greater market penetration in North America and increased volumes in Heavy Vehicle Systems' product lines. If current market conditions continue, the company anticipates a growth rate of about 20 percent in the North American heavy truck market for fiscal 1998. The company estimates that the heavy truck market was up in excess of 30 percent for the first six months of fiscal 1998 over the same period last year, but expects to see a more moderate growth rate going forward - in the 10 percent range - for the second half of 1998 in contrast to last year's environment.

Light Vehicle Systems sales were reported at $730 million, an increase of $46 million, or 7 percent, over the first six months of fiscal 1997. The sales growth was driven by penetration gains in the door, suspension, access control and seat adjusting systems and wheel product lines. This growth was partially offset by the negative impact on European sales of a stronger U.S. dollar this year compared to last year and lower European sunroof demand.

Performance for the first six months of fiscal 1998 provides continued momentum for the achievement of the company's stated long-term financial goals to grow, on an average annual basis, sales by 8 percent and earnings per share by 15 percent. At the same time, the company continues to assess the economic situation in the Asia/Pacific region and its potential effect on the company's businesses and served markets.

FINANCIAL CONDITION

Cash provided by operating activities for the first six months of fiscal 1998 was $62 million, an increase of $6 million as compared to the first six months of fiscal 1997. The increase was due primarily to the increase in net income, partially offset by pension contributions and higher working capital requirements, particularly in receivables and inventories, to support the higher sales levels experienced in the first half of 1998. Pension contributions of $10 million were made in the first six months of 1998. Management expects that pension plan funding during fiscal 1998 will approximate $20 million.

Capital expenditures of $49 million included equipment for continued new product introductions, capacity expansion and new production processes. The company anticipates full year fiscal 1998 capital expenditures of approximately $140 million.

The company's second quarterly dividend of 10.5 cents per share was paid on March 9, 1998 to shareowners of record on February 23, 1998. On April 8, 1998, the board of directors declared a quarterly dividend of 10.5 cents per share on the company's common stock, payable June 1, 1998, to shareowners of record on May 11, 1998.

Cash used for financing activities includes a $72 million payment of a Rockwell Distribution tax obligation related to Canadian taxes incurred in connection with the transfer of assets prior to the Distribution. Rockwell agreed to indemnify the company for such Canadian income taxes and provided $58 million at September 30, 1997, as well as an additional $14 million during the quarter ended December 31, 1997 to pay for such taxes.

The cumulative currency translation adjustments increased $30 million, primarily due to the strength of the U.S. dollar, principally in relation to the Canadian, French, Italian, Mexican and Australian currencies.

The company's long-term debt to capitalization ratio improved to 66 percent at March 31, 1998 from 71 percent at September 30, 1997. Although the company currently expects this trend of improvement to continue and is consistent with the company's long-term financial goal for its long-term debt to capitalization ratio of 45 percent, the ratio may vary depending on several factors, including the company's results of operations and any acquisitions, dispositions or financings by the company. Based on the closing price of the company's common stock of $26.5625 on March 31, 1998, the long-term debt to capitalization ratio on a market value basis was 19 percent at that date. The company's pre-tax interest coverage increased to 7.5x for the first six months of 1998, as compared to 6.9x for the first six months of 1997 pro forma.

On April 9, 1998 the company filed a shelf registration statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered after the registration statement becomes effective in one or more series on terms to be determined at the time of sale. The net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions. Concurrent with the filing of the registration statement, and in connection with a possible offering of debt securities pursuant thereto, the company entered into forward treasury lock agreements with creditworthy financial institutions pursuant to which the company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $200 million depending upon whether certain interest rates fall or rise during the term of the agreements, which are due to expire on June 15, 1998, unless earlier terminated or extended. The company does not anticipate any material adverse effect on its results of operations or financial position in respect of these agreements.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Matters in Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1997 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Management believes that at March 31, 1998 there has been no material change to such information on environmental matters.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On January 2, 1998, the company issued 411 and 205 shares of Common Stock to Donald R. Beall and Martin D. Walker, respectively, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of all or a portion of the quarterly retainer fees for board service. In addition, on February 11, 1998, the company issued 1,000 shares of Common Stock to each of the six non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareowners of the company was held February 11, 1998. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

            (i) Election of directors: The following two individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2001. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

                                                Votes in Favor    Votes Withheld
                                                --------------    --------------
                   Name of Nominee
                   ----------------
                   Charles H. Harff               59,662,953         1,042,741
                   Larry D. Yost                  59,683,577         1,022,117

        The other members of the Board of Directors, whose terms continued after the annual meeting, were Joseph B. Anderson, Jr., Donald R. Beall, John
        J. Creedon, Harold A. Poling and Martin D. Walker.

            (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 60,091,213 votes were cast in favor, 255,118 votes were cast against and 359,363 abstained from voting. Broker non-votes were not applicable.

            (iii) Approval of compensation plans: In three separate matters, the shareowners voted to approve the company's 1997 Long-Term Incentives Plan, Directors Stock Plan and Incentive Compensation Plan. The following table summarizes the numbers of votes cast in favor of and against approval of these plans, abstentions from voting and broker non-votes:

             Matter               Votes        Votes                    Broker
            Voted On            In Favor      Against    Abstentions   Non-Votes
            --------            --------      -------    -----------   ---------
        1997 Long-Term         43,438,376    9,834,493    1,144,170    6,288,655
        Incentives Plan

        Directors Stock Plan   39,647,077   13,709,720    1,060,242    6,288,655


        Incentive Com-         45,305,160    8,052,118    1,059,742    6,288,674
        pensation Plan

Item 5. Other Information

        (a) Cautionary Statement

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            4 Indenture, dated as of April 1, 1998, between the company and The Chase Manhattan Bank as trustee (filed as Exhibit 4 to the Registration Statement on Form S-3 in Registration No. 333-49777, and incorporated in this Form 10-Q by reference).

            10(a) Form of Option Agreement under the company's 1997 Long-Term
                  Incentives Plan.

            10(b) Form of Option Agreement under the company's Directors
                  Stock Plan.

            12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 1998.

            27    Financial Data Schedule.

        (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MERITOR AUTOMOTIVE, INC.
                                       -------------------------------
                                                (Registrant)




Date  May 12, 1998                  By /s/  L. J. Lockwood
                                       -------------------------------
                                        L. J. Lockwood
                                        Vice President and Controller
                                        (Principal Accounting Officer)





Date  May 12, 1998                  By /s/  D. W. Greenfield
                                       -------------------------------
                                        D. W. Greenfield
                                        Senior Vice President,
                                        General Counsel and Secretary