Form 10-Q
period 1998-06-30
MERITOR AUTOMOTIVE INC
filed 1998-08-05
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended     June 30, 1998



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


                                Yes  X       No


69,026,198 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 1998.

                            MERITOR AUTOMOTIVE, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION:

         Item 1.       Financial Statements:
                                                                                                Page
                                                                                                 No.
                       Consolidated Balance Sheet - -
                       June 30, 1998 and September 30, 1997.................................       2

                       Statement of Consolidated Income - - Three Months
                       and Nine Months Ended June 30, 1998 and 1997.........................       3

                       Statement of Consolidated Cash Flows - -
                       Nine Months Ended June 30, 1998 and 1997.............................       4

                       Notes to Consolidated Financial Statements...........................       5

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of Operations.....................      10


PART II. OTHER INFORMATION:

         Item 1.       Legal Proceedings....................................................      16

         Item 2.       Changes in Securities and Use of Proceeds............................      16

         Item 5.       Other Information....................................................      17

         Item 6.       Exhibits and Reports on Form 8-K.....................................      17

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                           MERITOR AUTOMOTIVE, INC.

                                          CONSOLIDATED BALANCE SHEET

                                                                           June 30,
                                                                             1998             September 30,
                                                                         (unaudited)              1997
                                                                     ------------------    ------------------
                                     ASSETS                                      (In millions)
Current assets:
     Cash ....................................................            $    68             $   133
     Receivables (less allowance for doubtful accounts:
        June 30, 1998, $11; September 30, 1997, $9) ..........                666                 563
     Inventories .............................................                360                 327
     Other current assets ....................................                132                 128
                                                                          -------             -------
         Total current assets ................................              1,226               1,151
                                                                          -------             -------

Net property .................................................                626                 635
Other assets .................................................                222                 216
                                                                          -------             -------

                      TOTAL ..................................            $ 2,074             $ 2,002
                                                                          =======             =======

                   LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt .........................................            $    51             $    21
     Accounts payable ........................................                543                 501
     Accrued compensation and benefits .......................                140                 129
     Accrued income taxes ....................................                 13                  88
     Other current liabilities ...............................                201                 177
                                                                          -------             -------
         Total current liabilities ...........................                948                 916

Long-term debt ...............................................                440                 465
Accrued retirement benefits ..................................                377                 387
Other liabilities ............................................                 45                  46

Minority interests ...........................................                 39                  37

Shareowners' equity:
     Common Stock
         (shares issued and outstanding:  June 30, 1998, 69.0;
          September 30, 1997, 68.9) ..........................                 69                  69
     Additional paid-in-capital ..............................                155                 154
     Retained earnings .......................................                102                  --
     Cumulative currency translation adjustments .............               (101)                (72)
                                                                          -------             -------
                  Total shareowners' equity ..................                225                 151
                                                                          -------             -------

                      TOTAL ..................................            $ 2,074             $ 2,002
                                                                          =======             =======


See notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------
                                                      2

                                              MERITOR AUTOMOTIVE, INC.

                                          STATEMENT OF CONSOLIDATED INCOME
                                                    (Unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                                         June 30,                                 June 30,
                                               --------------------------------------------------------------------
                                                 1998                1997                 1998               1997
                                                    (In millions, except                (In millions, except
                                                      per share amounts)                   per share amounts)

Sales .................................         $ 1,003             $   889             $ 2,882             $ 2,467
Cost of sales .........................             852                 764               2,466               2,135
                                                -------             -------             -------             -------
Gross margin ..........................             151                 125                 416                 332
Selling, general and administrative ...              63                  58                 184                 168
                                                -------             -------             -------             -------
Operating earnings ....................              88                  67                 232                 164
Other income-net ......................               3                   1                  10                  10
Interest expense ......................             (11)                 (2)                (32)                 (6)
                                                -------             -------             -------             -------
Income before income taxes ............              80                  66                 210                 168
Provision for income taxes ............             (33)                (28)                (86)                (68)
                                                -------             -------             -------             -------
Net income ............................         $    47             $    38             $   124             $   100
                                                =======             =======             =======             =======
Basic and diluted earnings per share...         $   .68                                 $  1.79
                                                =======                                 =======
Cash dividends per common share .......         $  .105                                 $  .315
                                                =======                                 =======
Average common shares outstanding -
  basic and diluted ...................           69.0                                    69.0
                                                =======                                 =======


See notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------------
                                                         3

                                             MERITOR AUTOMOTIVE, INC.

                                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                -------------------------------------
                                                                                      1998                1997
                                                                                -----------------    ----------------
                                                                                            (In millions)
OPERATING ACTIVITIES
Net income ...............................................................              $ 124               $ 100
Adjustments to net income to arrive at cash provided by operating activities:
     Depreciation and amortization .......................................                 77                  76
     Deferred income taxes ...............................................                 (4)                 (4)
     Pension expense .....................................................                 15                  18
     Pension contributions ...............................................                (16)                 --
     Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments:
       Receivables .......................................................               (129)                (98)
       Inventories .......................................................                (39)                (12)
       Accounts payable ..................................................                 41                  39
       Other assets and liabilities ......................................                 19                 (20)
                                                                                        -----               -----
         CASH PROVIDED BY OPERATING ACTIVITIES                                             88                  99
                                                                                        -----               -----
INVESTING ACTIVITIES
Capital expenditures .....................................................                (80)                (59)
Acquisition of businesses (net of cash acquired) .........................                 (8)                (16)
Proceeds from disposition of property and businesses .....................                  2                   6
                                                                                        -----               -----
         CASH USED FOR INVESTING ACTIVITIES                                               (86)                (69)
                                                                                        -----               -----
FINANCING ACTIVITIES
Net increase in short-term borrowings ....................................                 34                  17
Payments of long-term debt ...............................................               (119)                 (3)
Long-term borrowings .....................................................                 98                  --
                                                                                        -----               -----
     Net  increase in debt ...............................................                 13                  14
Dividends ................................................................                (22)                 --
Payment of Distribution tax obligation ...................................                (72)                 --
Net transfers from (to) Rockwell .........................................                 14                 (50)
                                                                                        -----               -----
         CASH USED FOR FINANCING ACTIVITIES                                               (67)                (36)
                                                                                        -----               -----

DECREASE IN CASH .........................................................                (65)                 (6)
CASH AT BEGINNING OF PERIOD ..............................................                133                  74
                                                                                        -----               -----
CASH AT END OF PERIOD ....................................................              $  68               $  68
                                                                                        =====               =====

Income tax payments, excluding the payment of the Distribution tax obligation, were $89 million and $12 million in the nine months ended June 30, 1998 and 1997, respectively.


See notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------
                                                        4

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Meritor Automotive, Inc. (the company or Meritor) became an independent, publicly-held company on September 30, 1997 (the Distribution Date), when Rockwell International Corporation (Rockwell) spun off its automotive businesses as an independent publicly-traded company by distributing all of the issued and outstanding shares of the company to Rockwell's shareowners on the basis of one share of the company's common stock for every three shares of Rockwell common stock outstanding (the Distribution). Rockwell and the company entered into a number of agreements to facilitate the transition of Meritor to an independent company.

      The financial statements for periods prior to September 30, 1997 present the combined historical financial position, results of operations and cash flows of the ongoing automotive businesses of Rockwell that were spun off. The company's financial statements prior to September 30, 1997 include all of the related costs of doing business, including an allocation for certain general corporate expenses of Rockwell which were not directly related to the automotive businesses, including costs for corporate oversight, financial, legal, tax, corporate communications and human resources. The amounts allocated for the three- and nine-months ended June 30, 1997 were $7 million and $21 million, respectively. These costs were allocated to the company based on Meritor's sales in proportion to total Rockwell sales. Management believes those allocations were made on a reasonable basis. The financial information included herein for periods prior to September 30, 1997 may not necessarily be indicative of the results of operations or cash flows of the company if it had been a separate, independent company during such periods. The consolidated financial statements for periods after September 30, 1997 are those of the company and its subsidiaries.

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and nine- month periods ended June 30, 1998 are not necessarily indicative of the results for the full year.

      It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Inventories are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                         -------------------     --------------------
        Finished goods..............................................         $     135               $      117
        Work in process.............................................               137                      146
        Raw materials, parts and supplies...........................               140                      116
                                                                             ---------               ----------

             Total..................................................               412                      379
        Less allowance to adjust the carrying value of
             certain inventories to a last in, first-out
             (LIFO) basis...........................................                52                       52
                                                                             ---------               ----------

             Inventories............................................         $     360               $      327
                                                                             =========               ==========

3. Other current assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                          ------------------     --------------------
        Current deferred income taxes...............................          $      94              $       85
        Customer tooling............................................                 21                      20
        Prepaid expenses............................................                 11                      13
        Other.......................................................                  6                      10
                                                                              ---------              ----------

             Other current assets...................................          $     132              $      128
                                                                              =========              ==========

4. Other assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                          ------------------     --------------------

        Net deferred income taxes...................................          $      66              $       71
        Goodwill....................................................                 40                      42
        Investments in affiliates...................................                 50                      43
        Prepaid pension costs.......................................                 30                      29
        Other.......................................................                 36                      31
                                                                              ---------              ----------

             Other assets...........................................          $     222              $      216
                                                                              =========              ==========


                                                       6

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Other current liabilities are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                          ------------------     --------------------
        Accrued product warranties..................................          $     104              $       95
        Accrued taxes other than income taxes.......................                 36                      28
        Accrued restructuring.......................................                 17                      26
        Other.......................................................                 44                      28
                                                                              ---------              ----------

             Other current liabilities..............................          $     201              $      177
                                                                              =========               =========

6. Long-term debt consisted of the following (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                          ------------------     --------------------
        Bank revolving credit facility..............................          $     394              $      447
        Other obligations...........................................                 46                      18
                                                                              ---------              ----------

             Long-term debt.........................................          $     440              $      465
                                                                              =========              ==========

      On April 9, 1998 the company filed a shelf registration statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on June 4, 1998. Except as may otherwise be determined at the time of sale, the net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions.

7. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. At June 30, 1998, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

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

      The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $211 million at June 30, 1998 and $194 million at September 30, 1997. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

      Concurrent with the filing of the registration statement described in Note 6, and in connection with a possible offering of debt securities pursuant thereto, the company entered into forward treasury lock agreements with creditworthy financial institutions pursuant to which the company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $200 million depending upon whether certain interest rates fall or rise during the term of the agreements, which originally expired on June 15, 1998, and were subsequently extended to expire on August 31, 1998, unless earlier terminated or extended. The company does not anticipate any material adverse effect on its results of operations or financial position in respect of these agreements.

8. Accrued retirement benefits consisted of the following (in millions):

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                          ------------------     --------------------
        Accrued retirement medical costs............................          $     292              $      299
        Accrued pension costs.......................................                108                     110
        Other.......................................................                 12                      13
                                                                              ---------              ----------

               Total................................................                412                     422
        Amount classified as current liability......................                 35                      35
                                                                              ---------              ----------

               Accrued retirement benefits..........................          $     377              $      387
                                                                              =========              ==========

                           MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. Other income - net consisted of the following (in millions):

                                                               Three Months Ended               Nine Months Ended
                                                                     June 30,                        June 30,
                                                          ----------------------------     ----------------------------
                                                          1998               1997               1998               1997
                                                          ----               ----               ----               ----
         Equity in earnings of affiliates ..              $  9               $  5               $ 19               $ 10
         Minority interests ................                (4)                (3)               (11)                (9)
         (Loss) gain on the sale of property
          and businesses ...................                (1)                --                  1                 --
         Interest income ...................                 1                 --                  3                  2
         Insurance settlement ..............                --                 --                 --                  5
         Other .............................                (2)                (1)                (2)                 2
                                                          ----               ----               ----               ----

               Other income - net ..........              $  3               $  1               $ 10               $ 10
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

                           MERITOR AUTOMOTIVE, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1998 Third Quarter Compared to 1997 Pro Forma Third Quarter

The following sets forth the sales, operating earnings and net income of the company for the third quarter of fiscal 1998 and 1997 pro forma (in millions, except per share amounts):

                                                                              Three Months Ended
                                                                                 June 30,
                                                 -------------------------------------------------------------------------
                                                                      Historical             Pro Forma            Pro Forma
                                                   1998                  1997             Adjustments (1)            1997
                                                 -------               -------               -------               -------
Sales
     Heavy Vehicle Systems ...........           $   610               $   525               $    --               $   525
     Light Vehicle Systems ...........               393                   364                    --                   364
                                                 -------               -------               -------               -------
Total sales ..........................           $ 1,003               $   889               $    --               $   889
                                                 =======               =======               =======               =======

Gross margin .........................           $   151               $   125               $    --               $   125
Selling, general and administrative...                63                    58                    (2)                   56
                                                 -------               -------               -------               -------

Operating earnings ...................           $    88               $    67               $     2               $    69
Other income-net .....................                 3                     1                    --                     1
Interest expense .....................               (11)                   (2)                   (7)                   (9)
                                                 -------               -------               -------               -------

Income before income taxes ...........                80                    66                    (5)                   61
Provision for income taxes ...........               (33)                  (28)                    2                   (26)
                                                 -------               -------               -------               -------

Net income ...........................           $    47               $    38               $    (3)              $    35
                                                 =======               =======               =======               =======

Earnings per share ...................           $   .68                                                           $   .51
                                                 =======                                                           =======

(1) Pro forma adjustments reflect (a) the 68.9 million shares of common stock issued at the date of the spin-off from Rockwell, (b) management's estimate that corporate costs would have been $2 million lower on a stand-alone basis for the quarter than those allocated to the automotive businesses by Rockwell and (c) $7 million of interest expense at an annual rate of 6.0% for the quarter ended June 30, 1997 related to the debt incurred by the company in connection with the $445 million pre-Distribution payment to Rockwell.

                            MERITOR AUTOMOTIVE, INC.

Sales of $1,003 million for the 1998 third quarter were up $114 million, or 13 percent, from the 1997 third quarter. The sales growth for the quarter was primarily driven by the continued strength of the company's major markets and penetration gains across most of the company's products. The company also continued to increase its penetration rates across most of its Heavy Vehicle Systems products in North America and Light Vehicle Systems products in both North America and Europe. Given the diversity of the company's customer base and its moderate exposure to General Motors in North America, the General Motors strike had a negligible effect on the company's third quarter results.

Net income for the third quarter of 1998 was $47 million, or 68 cents per share, compared to $35 million, or 51 cents per share pro forma last year, representing a 33 percent increase in earnings per share. The increases in net income and earnings per share were due primarily to the impact of productivity and cost improvement programs, higher incremental sales and an increase in other income. Other income for the third quarter was up $2 million over the third quarter last year, primarily due to higher equity income from joint ventures pertaining to the heavy truck and trailer markets.

The company's productivity and cost improvement programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Operating earnings of $88 million increased 28 percent for the 1998 third quarter as compared to $69 million for the 1997 third quarter pro forma. Third quarter operating margins improved to 8.8 percent from last year's 7.8 percent driven by the continued successful implementation of productivity and cost improvement programs (discussed above) and higher incremental sales. Selling, general and administrative expenses, as a percentage of sales, held constant, despite planned increased investments in information technology during fiscal 1998.

Heavy Vehicle Systems sales were $610 million for the third quarter of fiscal 1998, an increase of $85 million, or 16 percent, compared to the third quarter of fiscal 1997. The North American heavy truck market was up about 13 percent compared to last year's third quarter. Sales increased across most of the company's heavy truck and trailer products, including axles, transmissions, clutches and brake systems, primarily as a result of the strong North American heavy truck market, greater market penetration in North America and improved volumes in the aftermarket. Sales also increased in Heavy Vehicle Systems' off-highway, specialty and military product lines.

                           MERITOR AUTOMOTIVE, INC.

Light Vehicle Systems sales improved by 8 percent in the third quarter to $393 million, an increase of $29 million over the third quarter of fiscal 1997. The sales growth was driven by penetration gains in the door, suspension, access control and seat adjusting systems and wheel product lines. This growth was partially offset by the negative impact on European sales of currency translation and lower European sunroof demand.

Nine Months Ended June 30, 1998 Compared to Pro Forma Nine Months Ended June 30, 1997

The following sets forth the sales, operating earnings and net income of the company for the first nine months of fiscal 1998 and 1997 pro forma (in millions, except per share amounts):

                                                                             Nine Months Ended
                                                                                 June 30,
                                                 -------------------------------------------------------------------------
                                                                      Historical             Pro Forma            Pro Forma
                                                   1998                  1997             Adjustments (1)            1997
                                                 -------               -------               -------               -------
Sales
     Heavy Vehicle Systems ...........           $ 1,759               $ 1,419               $    --               $ 1,419
     Light Vehicle Systems ...........             1,123                 1,048                    --                 1,048
                                                 -------               -------               -------               -------
Total sales ..........................           $ 2,882               $ 2,467               $    --               $ 2,467
                                                 =======               =======               =======               =======

Gross margin .........................           $   416               $   332               $    --               $   332
Selling, general and administrative...               184                   168                    (8)                  160
                                                 -------               -------               -------               -------

Operating earnings ...................           $   232               $   164               $     8               $   172
Other income-net .....................                10                    10                    --                    10
Interest expense .....................               (32)                   (6)                  (20)                  (26)
                                                 -------               -------               -------               -------

Income before income taxes ...........               210                   168                   (12)                  156
Provision for income taxes ...........               (86)                  (68)                    5                   (63)
                                                 -------               -------               -------               -------

Net income ...........................           $   124               $   100               $    (7)              $    93
                                                 =======               =======               =======               =======

Earnings per share ...................           $  1.79                                                           $  1.35
                                                 =======                                                           =======


(1) Pro forma adjustments reflect (a) the 68.9 million shares of common stock issued at the date of the spin-off from Rockwell, (b) management's estimate that corporate costs would have been $8 million lower on a stand-alone basis for the nine months than those allocated to the automotive businesses by Rockwell and (c) $20 million of interest expense at an annual rate of 6.0% for the nine months ended June 30, 1997 related to the debt incurred by the company in connection with the $445 million pre-Distribution payment to Rockwell.

                           MERITOR AUTOMOTIVE, INC.

For the first nine months of fiscal 1998, sales were $2,882 million, up 17 percent over the same period a year ago. The strong sales growth for the nine months was driven by a robust North American heavy truck market, which was up substantially compared to last year, and higher penetration across most product lines of Heavy Vehicle and Light Vehicle Systems.

Net income for 1998's first nine months was $124 million, or $1.79 per share, up $31 million above last year's pro forma net income of $93 million, or $1.35 per share. This was an improvement of 33 percent in earnings per share. The increase in net income and earnings per share was a result of higher sales and savings generated from cost and productivity improvement programs (described previously).

Operating earnings of $232 million increased 35 percent for the first nine months of 1998, from $172 million in the first nine months of 1997 pro forma. Operating margins increased to 8.0 percent for the first nine months, from 7.0 percent in last year's period on a pro forma basis, reflecting savings generated from cost and productivity improvement programs (described previously), and higher sales.

Heavy Vehicle Systems sales were $1,759 million in the first nine months of fiscal 1998, an increase of $340 million, or 24 percent, compared to the first nine months of fiscal 1997. Almost all product lines within Heavy Vehicle Systems showed an increase in sales, primarily as a result of the strong North American heavy truck and trailer market and greater market penetration in North America. If current market conditions continue, the company anticipates a growth rate of more than 20 percent in the North American heavy truck market for fiscal 1998 over last year. The company estimates that the heavy truck market was up about 25 percent for the first nine months of fiscal 1998 over last year, but expects to see a more moderate growth rate - in the 10 percent range - over last year's fourth quarter.

Light Vehicle Systems sales were reported at $1,123 million, an increase of $75 million, or 7 percent, over the first nine months of fiscal 1997. The sales growth was driven by penetration gains in the door, suspension, access control and seat adjusting systems and wheel product lines. This growth was partially offset by the negative impact on European sales of currency translation and lower European sunroof demand.

Performance for the company's first nine months of fiscal 1998 provides strong momentum for the achievement of the company's stated long-term financial goals to grow, on an average annual basis, sales by 8 percent and earnings per share by 15 percent. At the same time, the company continues to assess the economic situation in the Asia/Pacific region and its potential effect on the company's businesses and served markets, although the company's sales in the Asia/Pacific region represent only 3 percent of the company's total annual sales volume.

The company's fourth quarter is also typically seasonably lower due to annual OEM model changeovers and plant shutdowns.

                           MERITOR AUTOMOTIVE, INC.

FINANCIAL CONDITION

Cash provided by operating activities for the first nine months of fiscal 1998 was $88 million, a decrease of $11 million as compared to the first nine months of fiscal 1997. The decrease was due primarily to higher working capital requirements in receivables and inventories to support the higher sales levels experienced during the first nine months of the year and anticipated for the remainder of fiscal 1998. The decrease was partially offset by increased net income and by a decrease in working capital requirements for other assets and liabilities. Pension contributions of $16 million were made in the first nine months of 1998. Management expects that pension plan funding during fiscal 1998 will approximate $25 million.

Capital expenditures of $80 million in the first nine months of fiscal 1998 included equipment for continued new product introductions, capacity expansion and new production processes. The company anticipates full year fiscal 1998 capital expenditures of approximately $140 million.

The company's third quarterly dividend of 10.5 cents per share was paid on June 1, 1998 to shareowners of record on May 11, 1998. On July 8, 1998, the board of directors declared a quarterly dividend of 10.5 cents per share on the company's common stock, payable September 8, 1998, to shareowners of record on August 17, 1998.

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

The cumulative currency translation adjustments increased $29 million, primarily due to the strength of the U.S. dollar, principally in relation to the Canadian, French, Mexican and Australian currencies.

The company's long-term debt to capitalization ratio improved to 63 percent at June 30, 1998 from 71 percent at September 30, 1997. Although the company currently expects this trend of improvement to continue and is consistent with the company's long-term financial goal for its long-term debt to capitalization ratio of 45 percent, the ratio may vary depending on several factors, including the company's results of operations and any acquisitions, dispositions or financings by the company. Based on the closing price of the company's common stock of $24 at June 30, 1998, the long-term debt to capitalization ratio on a market value basis was 21 percent at that date. The company's pre-tax interest coverage increased to 7.9x for the first nine months of 1998, as compared to 7.3x for the first nine months of 1997 pro forma.

                           MERITOR AUTOMOTIVE, INC.

On April 9, 1998 the company filed a shelf registration statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on June 4, 1998. Except as may otherwise be determined at the time of sale, the net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions. Concurrent with the filing of the registration statement, and in connection with a possible offering of debt securities pursuant thereto, the company entered into forward treasury lock agreements with creditworthy financial institutions pursuant to which the company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $200 million depending upon whether certain interest rates fall or rise during the term of the agreements, which originally expired on June 15, 1998, and were subsequently extended to expire on August 31, 1998, unless earlier terminated or extended. The company does not anticipate any material adverse effect on its results of operations or financial position in respect of these agreements.

Meritor regularly considers various strategic and business opportunities, including acquisitions. Although no assurance can be given as to whether or when any acquisitions will be consummated, if agreement were to be reached, the company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase the company's debt to capitalization ratio and such acquisitions and related financing might, at least in the near term, have a dilutive effect on earnings per share.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Matters in Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1997 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Management believes that at June 30, 1998 there has been no material change to such information on environmental matters.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           As previously reported under the heading "Item 1. Legal Proceedings" of Part II of the company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, on July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions by the company's Engine Synchro Shift (TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. The company was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarded compensatory damages in the amount of $1.25 million, and a judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. The company is evaluating the jury's verdict and the judgment and is pursuing further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on the advice of M. Lee Murrah, Esq., Assistant General Counsel of the company, management believes that its truck transmissions do not infringe Eaton's patent. The company intends to continue to defend this suit vigorously.

Item 2.    Changes in Securities and Use of Proceeds

           On April 1, 1998 the company issued 331 and 165 shares of Common Stock to Donald R. Beall and Martin D. Walker, respectively, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of all or a portion of the quarterly retainer fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2) of the Act.

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

           (b)  Memorandum of Understanding with Volvo Truck Corporation

                On June 11, 1998, Meritor and Volvo Truck Corporation signed a memorandum of understanding that could allow Meritor to acquire Volvo's heavy truck axle manufacturing operations based in Lindesberg, Sweden. Under the terms of the proposed agreement, Meritor would become the primary supplier of heavy duty axles for Volvo's global heavy truck operations. Completion of the transaction is subject to due diligence reviews (which are underway), execution of a definitive agreement, corporate and regulatory approvals and other customary closing conditions.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits.

                12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 1998.

                23 Consent of M. Lee Murrah, Esq., Assistant General Counsel of the company.

                27    Financial Data Schedule.

           (b)   Reports on Form 8-K.

                There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     MERITOR AUTOMOTIVE, INC.
                                                                           (Registrant)




Date                  August 5, 1998                                 By    L. J. Lockwood
         --------------------------------------------                      --------------
                                                                           L. J. Lockwood
                                                                           Vice President and Controller
                                                                           (Principal Accounting Officer)





Date                  August 5, 1998                                 By    D. W. Greenfield
         --------------------------------------------                      ----------------
                                                                           D. W. Greenfield
                                                                           Senior Vice President,
                                                                           General Counsel and Secretary


                                       18

                                EXHIBIT INDEX
                                --------------

12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 1998.

23         Consent of M. Lee Murrah, Esq., Assistant General
           Counsel of the company.

27         Financial Data Schedule.