Form 10-K405
period 1998-09-30
MERITOR AUTOMOTIVE INC
filed 1998-12-18
CIK 1040616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER 1-13093
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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          Common Stock, $1 Par Value                      New York Stock Exchange
     (including the associated Preferred
            Share Purchase Rights)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 1998 was approximately $1.22 billion.

     69,076,028 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 1998 is incorporated by reference into Part I, Part II and Part IV.
(2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 10, 1999 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Whenever an item of this Annual Report on Form 10-K refers to information under specific captions of the 1998 Annual Report to Shareowners of the Company (the "1998 Annual Report") or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 10, 1999 (the "1999 Proxy Statement"), the information is incorporated in that item by reference.

     References in this Annual Report on Form 10-K to the Company's being a leading supplier or the world's leading supplier, and other similar statements as to the Company's relative market position, are based principally on calculations made by the Company based on information collected by the Company, including Company and industry sales data obtained from internal and available external sources, as well as Company estimates. In addition to such quantitative data, the Company's statements are based on other competitive factors such as the Company's technological capabilities, its research and development efforts and innovations and the quality of its products and services, in each case relative to that of its competitors in its addressed markets.

     Meritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers. Its ten largest customers accounted for approximately 60% of total fiscal 1998 sales. The Company operates 46 manufacturing facilities around the world. Sales outside North America accounted for approximately 38% of total sales in fiscal 1998.

     The Company serves its customers worldwide through Heavy Vehicle Systems ("HVS") and Light Vehicle Systems ("LVS"). HVS, which had fiscal 1998 sales of approximately $2.36 billion, supplies drivetrain systems and components to OEMs as well as to the aftermarket, including axles, brakes, transmissions, clutches and drivelines, for heavy-duty and medium-duty trucks, trailers, off-highway equipment, buses and coaches, as well as other specialty and military vehicles. LVS, which had fiscal 1998 sales of approximately $1.48 billion, supplies electromechanical and other components and systems, including roof, door, access control, suspension and seat adjusting systems and wheel products for passenger cars, light trucks and sport utility vehicles.

     The Company's sales by product class for the three fiscal years ended September 30, 1998 were as follows:

                                                                  FISCAL YEAR
                                                              ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Heavy Vehicle Systems:*
  Truck and Trailer Products.............................  $1,759    $1,441    $1,360
  Off-Highway, Specialty and Military Vehicle Products...     602       516       467
Light Vehicle Systems....................................   1,475     1,352     1,317
                                                           ------    ------    ------
          Total..........................................  $3,836    $3,309    $3,144
                                                           ======    ======    ======

---------------
* HVS sales include aftermarket sales of $313 million in 1998, $290 million in 1997 and $261 million in 1996.

     The following tables depict HVS and LVS sales by product and geographic region for the fiscal year ended September 30, 1998:

                             1998 SALES BY PRODUCT

Heavy Vehicle Systems:
  Truck and Trailer Axles and Brakes........................     39%
  Off-Highway, Specialty and Military Vehicle Products......     16
  Transmissions, Clutches, Drivelines and Other.............      6
Light Vehicle Systems:
  Door Systems..............................................     13
  Roof Systems..............................................     10
  Access Control Systems....................................      5
  Suspension Systems........................................      5
  Wheel Products............................................      4
  Seat Adjusting Systems....................................      2
                                                                ---
          Total.............................................    100%
                                                                ===

                        1998 SALES BY GEOGRAPHIC REGION

                                     HEAVY VEHICLE SYSTEMS    LIGHT VEHICLE SYSTEMS    COMBINED
                                     ---------------------    ---------------------    --------
North America......................           77%                      39%                62%
Europe.............................           16                       48                 29
South America......................            5                        9                  6
Asia/Pacific.......................            2                        4                  3

     Meritor began operations separate from Rockwell on October 1, 1997 and, accordingly, does not have an operating history as an independent company prior to that date. The combined financial information included or incorporated by reference in this Annual Report on Form 10-K as of and for periods prior to September 30, 1997 may not necessarily be indicative of the results of operations, financial position and cash flows of the Company had it been a separate, independent company during these periods. The consolidated financial statements for periods after September 30, 1997 are those of the Company and its subsidiaries.

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

     As OEMs expand geographically to access new markets, they are able to achieve significant cost savings and enhanced product quality and consistency by sourcing from the most capable full-service global suppliers. OEMs and suppliers also have the opportunity to take advantage of economies of scale through global sourcing of components and systems and by designing platforms that can be used in different geographic markets, but still be adapted to local preferences.

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

     Continuously Improve Core Business Processes. The Company is continuously seeking to improve its core business processes, through investment in information technology and capital equipment, rationalization of production among facilities, deintegration of non-core processes, establishment of flexible assembly sites and simplification and increased commonality of products. The goal of these actions is to reduce product costs, improve product quality and lower required asset investment levels, which should result in reduced product development times and more flexibility to meet customer needs.

     Capitalize on Customer Outsourcing Activities. A significant growth strategy of the Company is to provide lower cost and higher quality products to customers in connection with their increasing outsourcing activities. Management believes truck and trailer OEMs in Europe will increasingly outsource in order to achieve cost and efficiency advantages. The Company works closely with current and prospective customers worldwide to identify and implement mutually beneficial outsourcing opportunities. The Company has sought and will continue to seek to utilize its broad product line and its design, engineering and manufacturing expertise by expanding its sales of higher value modules and systems. The Company will seek to utilize its leadership positions in the supply of electromechanical systems to light vehicle OEMs and its ability to provide drivetrain systems to truck and specialty vehicle OEMs to capitalize on this anticipated customer demand.

     Leverage Geographic Strengths. Geographic expansion to meet the global sourcing needs of customers and to address new markets will continue to be an important element of the Company's growth strategy. Management believes opportunities exist to increase further the Company's presence in the North American light vehicle markets, where its sales of light vehicle products increased from approximately $466 million in fiscal 1997 to approximately $576 million in fiscal 1998. The Company also believes there are opportunities to increase sales to heavy-duty and medium-duty commercial vehicle OEMs in Europe, building on established customer relationships with their North American affiliates and the Company's existing manufacturing presence in Europe. Emerging markets such as the Asia-Pacific region and South America could also present growth opportunities if demand for commercial, specialty and light vehicles increases in these areas. In evaluating opportunities in these emerging markets, the Company will continue to assess the economic situation in these regions and its potential effect on the Company's businesses and served markets.

     Introduce New Systems and Technologies. Meritor plans to continue investing in new technologies, including electronics, and product development. Meritor also plans to continue working closely with its customers to develop and implement design, engineering, manufacturing and quality improvements. The Company will draw upon the engineering resources of its Technical Center in Troy, Michigan and its engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom, as well as its ongoing relationship with the Rockwell Science Center. See "Research and Development."

     Management believes that its strategy of continuing to introduce new and improved systems and technologies will be an important factor in its efforts to achieve its growth objectives.

     Expand Aftermarket Business. Meritor intends to pursue growth of its aftermarket business, which historically has generated higher profit margins than those associated with original equipment sales. The Company's fiscal 1998 aftermarket sales were $313 million, representing sales of components and services principally to HVS North American customers. The Company will seek to expand its aftermarket business by utilizing its advanced distribution center in Florence, Kentucky, and by leveraging its existing aftermarket channels with new products, both those manufactured by the Company and those manufactured by others and sold by the Company under distribution agreements.

     On December 7, 1998, the Company signed a definitive agreement to acquire the assets and assume substantially all of the liabilities of Euclid Industries. Euclid is a leading North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles and has been a major participant in the North American heavy-duty aftermarket. The transaction is expected to close in December 1998, subject to receipt of necessary regulatory approvals.

     Selectively Pursue Strategic Opportunities. The Company regularly evaluates various strategic and business development opportunities, including license agreements, marketing arrangements, joint ventures, acquisitions and dispositions. The Company intends to continue selectively to pursue alliances and acquisitions that would allow it to gain access to new customers and technologies, penetrate new geographic markets and enter new product markets, and to review the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued. See
"Products -- Heavy Vehicle Systems -- Truck and Trailer Products -- Truck Axles" and "-- Brakes" below for information on agreements by the Company to purchase the heavy truck axle manufacturing operations of Volvo Truck Corporation and the heavy vehicle braking business of LucasVarity plc. See "-- Expand Aftermarket Business" above for information on an agreement by the Company to acquire Euclid Industries.

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

  Heavy Vehicle Systems

     Truck and Trailer Products

     Truck Axles. Meritor is one of the world's leading independent suppliers of axles for heavy-duty commercial vehicles. The Company's five axle manufacturing facilities located in the United States, Brazil, England and Italy produce axles for heavy-duty and medium-duty commercial vehicles. The Company's extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. The Company's front steer and rear drive axles can be equipped with the Company's cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     On December 4, 1998, Meritor and Volvo Truck Corporation signed a definitive agreement under which Meritor will acquire Volvo's heavy truck axle manufacturing operations based in Lindesberg, Sweden, for a purchase price of approximately $135 million in cash, $44 million of which is deferred. Under the terms of the agreement, Meritor will become the primary supplier of heavy duty axles for Volvo's global heavy truck operations. The transaction is expected to close in December 1998, subject to receipt of regulatory approvals and other customary closing conditions. Meritor believes that this acquisition will enhance its position as a global leader in commercial axle production.

     Brakes. The Company is a leading independent supplier of air brakes to heavy-duty and medium-duty commercial vehicle manufacturers in North America. Through four manufacturing facilities located in the United States, Canada, England and Italy the Company manufactures a broad range of foundation air brakes as well as automatic slack adjusters for brake systems. The Company's foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability, air disc brakes, which provide fade resistant braking for demanding applications, and wedge drum brakes, which are lightweight and provide automatic internal wear adjustment.

     Through its 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., the Company is the leading supplier of anti-lock braking systems ("ABS") and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. Through the joint venture the Company also supplies hydraulic ABS to the North American medium-duty truck market.

     In 1995, federal regulations were adopted requiring that new heavy-duty and medium-duty vehicles sold in the United States be equipped with ABS. Under these regulations truck-tractors were required to be ABS equipped effective in March 1997, and ABS was required on all trailers, single-unit trucks and buses with air brakes manufactured after March 1, 1998. In addition, ABS will be required on all trucks and buses with hydraulic brakes manufactured after March 1, 1999.

     On November 22, 1998, the Company signed a definitive agreement to acquire the heavy vehicle braking systems ("HVBS") business of LucasVarity plc for $390 million in cash. The products of LucasVarity's HVBS business include air drum and disc brakes, hydraulic brakes, wheel end components and aftermarket products, which complement the Company's brake system products. The transaction is expected to close in January 1999, subject to receipt of regulatory approvals and other customary closing conditions. The Company believes that the acquisition will enhance its position as a leading provider of brakes in Europe and will enable it to provide North American OEM and aftermarket customers with a comprehensive offering of drivetrain products.

     Trailer Products. Meritor believes it is the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. The Company's trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with the Company's broad range of brake products, including ABS. In addition, the Company supplies trailer air suspension products, for which it has strong market positions in Europe and growing market presence in North America.

     Transmissions. The Company introduced its transmission product line in 1989, enabling it to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The Company's range of transmission models includes its Engine Synchro Shift(TM) transmission for heavy-duty trucks that is designed to reduce gear shifting effort for drivers and reduce wear on clutches and other drivetrain components in a cost efficient manner by synchronizing engine speed to road speed shifts without use of the clutch. See "Item 3. Legal Proceedings" for information with respect to a patent infringement lawsuit filed against the Company by Eaton Corporation and an adverse judgment in the case.

     Clutches, Drivelines and Other Products. Meritor also supplies universal joints and driveline components, as well as clutches, including diaphragm-spring clutches. The Company believes that its Permalube(TM) universal joint is currently the only permanently lubricated universal joint used in the high mileage on-highway market. The Company also supplies Tripmaster(R) on-board computers (which provide trip and vehicle diagnostics) to truck OEMs and fleet operators.

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

  Light Vehicle Systems

     Roof Systems. Meritor is one of the world's leading independent suppliers of sunroofs and roof systems products, including its Golde(R) brand sunroofs, for use in passenger cars, light trucks and sport utility vehicles. The Company has roof system manufacturing facilities in North America, Europe and the Asia-Pacific region. Meritor's North American sunroof sales increased in fiscal 1997 and 1998, reflecting increased demand in North America. However, demand for sunroofs in the European light vehicle market decreased in fiscal 1997 and 1998 due to increasing popularity of air conditioning. This trend, which may continue, had a negative impact on the Company's European sales in those periods.

     Door Systems. The Company is the world's leading supplier of manual and power window regulators and a leading supplier of integrated door modules and systems. In fiscal 1998, the Company manufactured approximately 29.2 million window regulators at plants in North America, South America, Europe and the Asia-Pacific region for light vehicle and heavy-duty commercial vehicle manufacturers. The Company's wide range of power and manual door system products utilize numerous technologies and offer the Company's own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels.

     Access Control Systems. Meritor supplies manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers, with leadership market positions in Europe and a growing market presence in North America and the Asia-Pacific region. The Company's access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. The Company manufactured approximately 22.4 million latches and 23.1 million actuators in fiscal 1998 in access control systems manufacturing facilities in North America, Europe and the Asia-Pacific region.

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

     Wheel Products. Meritor is a leading supplier of wheel products to the light vehicle OEM market, principally in North and South America. The Company's wheel manufacturing facilities in Brazil and Mexico produced approximately 13.0 million wheels in fiscal 1998.

CUSTOMERS; SALES AND MARKETING

     Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. The Company markets and sells its products principally to OEMs. In North America, the Company also markets its truck and trailer products directly to dealers, fleets and other end-users, who may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. Most of the Company's sales to OEMs, consistent with industry practice, are made through open purchase orders, which do not require the purchase of a minimum number of products and typically may be canceled by the customer on reasonable notice without penalty. The Company also sells products to certain customers under long-term arrangements that require the Company to provide annual cost reductions (through price reductions or other cost benefits for the OEMs) by certain percentages each year. If the Company were unable to generate sufficient production cost savings in the future to offset such price reductions, the Company's gross margins could be adversely affected. In addition to sales to the OEM market, the Company provides its truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket.

     The Company is dependent upon large OEM customers with substantial bargaining power, including with respect to price and other commercial terms. Although the Company believes that it generally enjoys good relations with its OEM customers, loss of all or a substantial portion of the Company's sales to any of its large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements or strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on the Company's financial results. Daimler-Benz A.G. (which owns Mercedes-Benz A.G. and Freightliner Corporation, including the heavy truck business formerly owned by Ford Motor Company which was acquired by Freightliner) accounted for approximately 16% of total sales of the Company for fiscal 1998. Daimler-Benz A.G. and Chrysler Corporation merged on November 12, 1998, and together they accounted for approximately 23% of the Company's total fiscal 1998 sales.

     On September 18, 1998, the Company and Freightliner entered into a multi-year extension of their existing drivetrain supply agreement. The agreement provides that the Company's products, which are already standard on some Freightliner models, will become standard on several additional models. The agreement includes front steer and rear drive axles, air brakes, automatic slack adjusters, clutches, transmissions, ABS, on-board diagnostic computing systems and aftermarket parts. As a result of this contract, the Company expects that Freightliner will account for more of the Company's sales in fiscal 1999 than it did in fiscal 1998.

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

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of the business strategies of the Company. The Company currently has interests in 13 joint ventures with operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico and Turkey. In accordance with generally accepted accounting principles, operating results of the seven joint ventures more than 50% owned are consolidated in the financial statements of the Company. Joint ventures of the Company include its 50%-owned joint venture with WABCO for the manufacture and supply of ABS systems for heavy-duty commercial vehicles and its 57%-owned joint venture with Mitsubishi Steel Mfg. Co. for the manufacture and supply of suspension products for passenger cars, light trucks and sport utility vehicles.

ACQUISITIONS AND DISPOSITIONS

     Meritor regularly considers various strategic and business opportunities, including license agreements, marketing arrangements and acquisitions, and reviews the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if agreement with respect to any acquisitions were to be reached, the Company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase the Company's debt to capitalization ratio. See
"Products -- Heavy Vehicle Systems -- Truck and Trailer Products -- Truck Axles" and "-- Brakes" above for information on agreements by the Company to purchase the heavy truck axle manufacturing operations of Volvo Truck Corporation and the heavy vehicle braking business of LucasVarity plc. See "Business
Strategies -- Expand Aftermarket Business" above for information on an agreement by the Company to acquire Euclid Industries.

     The industry in which the Company operates is experiencing significant consolidation among suppliers, due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers, thereby reducing the total number of suppliers from whom components and systems are purchased. The Company will consider acquisitions as a means of further expansion, but cannot predict whether its participation, or lack of participation, in industry consolidation will ultimately be beneficial to the Company.

RESEARCH AND DEVELOPMENT

     The Company has significant research, development, engineering and product design capabilities. The Company spent approximately $54 million, $54 million and $51 million in fiscal 1998, 1997 and 1996, respectively, on research and development. At September 30, 1998, the Company employed approximately 608 professional engineers and scientists. Pursuant to a transitional services agreement entered into with Rockwell in connection with the Distribution, Rockwell's Science Center continues to provide assistance to the Company in the development of various technological and product advancements.

PATENTS AND TRADEMARKS

     Numerous United States and foreign patents and patent applications are owned or licensed by the Company in its manufacturing operations and other activities. While in the aggregate the patents and licenses of the Company are considered important to the operation of its business, management does not consider them of such importance that the loss or termination of any one of them would materially affect the Company. See "Item 3. Legal Proceedings."

     The Company's name, its registered trademark "Meritor" and its symbol are important to its business. Other significant trademarks owned by the Company include Golde(R) (sunroofs), Fumagalli(TM) (wheels) and ROR(TM) (trailer axles). Under the terms of the Distribution Agreement (the "Distribution Agreement") entered into with Rockwell in connection with the Distribution, the Company may continue to apply the "Rockwell" brand name to its products until September 30, 2007.

EMPLOYEES

     At September 30, 1998, the Company had approximately 16,900 full-time employees. Approximately 3,688 Company employees in the United States and Canada are covered by collective bargaining agreements. The Company believes its relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

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

     Meritor has been designated as a potentially responsible party at three Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been fully determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1998 to be approximately $16 million, of which $10 million had been accrued.

     Various other lawsuits, claims, and proceedings have been asserted against the Company alleging violation of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. For these matters, management has estimated the total reasonably possible costs the Company could incur at September 30, 1998 to be approximately $39 million. The Company had recorded environmental accruals for these matters of $14 million.

     At September 30, 1998, there were no receivables from third parties related to environmental matters.

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

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 14 foreign countries. Approximately 44% of Meritor's total assets and 38% of sales for the year ended September 30, 1998 were outside North America, primarily in France, the United Kingdom, Germany, Brazil and Italy. Selected financial information by major geographic area for the three years ended September 30, 1998 is contained in
Note 19 of Notes to Consolidated Financial Statements in the 1998 Annual Report.

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

     The Company enters into foreign currency forward exchange contracts to manage risks associated with currency exchange rate fluctuations that could affect foreign currency commitments entered into in the ordinary course of business. The Company has not experienced nor does it anticipate any material adverse effect on its results of operations or financial condition related to these foreign currency forward exchange contracts. The Company has not entered into foreign currency forward exchange contracts for other purposes, and the Company's financial condition and results of operations could be affected (negatively or positively) by currency fluctuations.

     On January 1, 1999, the Euro will become the common currency of eleven countries of the European Union. During a three-year transition period, the present national currencies of these eleven countries will become sub-units of the Euro at fixed exchange rates. The European Union's current plans call for the transition period to be completed by July 1, 2002, at which time the Euro will become the sole legal tender in participating countries.

     The Company is engaged in business in some of the countries that will participate in the European Monetary Union, and sales for fiscal 1998 in these countries were approximately 21% of the Company's total sales. In addition, the Company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro, and has borrowings in several of the participating currencies primarily under its bank revolving credit arrangements. The Company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion will not have a material adverse effect on its business, operations and financial condition.

     The Company has begun making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The Company expects that all necessary actions will be completed within budget and in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

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

     The following table sets forth vehicle production in principal markets served by the Company for the last five fiscal years:

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                          1994    1995    1996    1997    1998
                                                          ----    ----    ----    ----    ----
Heavy Vehicles (in thousands):
  North America, Heavy-Duty Trucks......................   215     243     203     201     245
  North America, Medium-Duty Trucks.....................   125     150     125     138     141
  North America, Trailers...............................   271     327     266     252     316
  Europe, Trailers......................................    77      86      91      81     108
Light Vehicles (in millions):
  North America.........................................  14.9    15.0    15.1    15.2    15.4
  South America.........................................   1.9     1.7     1.8     2.1     2.1
  Europe................................................  13.1    14.0    14.5    15.2    16.1
  Asia-Pacific (calendar year data).....................  15.2    15.2    16.6    17.1    15.6

---------------
Source: Automotive industry publications and management estimates.

YEAR 2000 READINESS DISCLOSURE

     The Company initiated a Company-wide year 2000 project to determine whether the Company's information technology ("IT") and non-IT systems are year 2000 compliant and to identify and implement the remedial actions necessary to effect compliance. None of the Company's other IT projects have been delayed significantly due to the year 2000 project. The year 2000 project also includes assessment of compliance at the supplier and service provider level in order to minimize supply disruptions (see "Raw Materials and Supplies" above for information on the Company's dependence on obtaining adequate supplies of raw materials and components to support its manufacturing needs). In addition, certain of the Company's locations are implementing Enterprise Resource Planning systems. The Company anticipates that these systems will be in place in early 1999 and will be year 2000 compliant. Because the Company's customer base is diverse, fewer resources of the project have been directed to the area of customer compliance.

     The project is divided into four major sections: business and engineering, factory floor, IT infrastructure (hardware and software) and supply chain. Each section involves three phases: phase one -- identification of risks; phase two -- defining the scope of necessary corrections, preparation of related plans and cost estimates and development of contingency plans; and phase three -- implementation of decisions to repair, replace or retire the systems in question.

     The consulting firm of Keane, Inc. was engaged to coordinate the year 2000 project for all four major sections and to provide more direct assistance with respect to the business and engineering section and the IT infrastructure section. In addition, the Company engaged outside consultants to assist in risk identification, analysis and remediation planning for factory floor operations and to assist in implementing repair and remediation projects at local sites.

     The business and engineering section of the project includes manufacturing, financial applications and remediation projects, critical core business system validation testing, aftermarket systems and supplemental systems. The factory floor section includes shop floor controls and facility systems. The IT infrastructure section includes PC/LAN hardware, software and peripherals; mainframe, midrange and UNIX systems; engineering workstations; and telecom/global carriers. The supply chain section includes formal communication with the Company's significant customers, suppliers and critical service providers. The Company estimates that all four areas will be year 2000 compliant by June 30, 1999, with follow-up reviews scheduled through the remainder of 1999.

     The following chart summarizes the status of completion by section for each phase of the project at September 30, 1998.

                                                        APPROXIMATE PERCENTAGE COMPLETED
                                                        --------------------------------
                                                        PHASE 1     PHASE 2     PHASE 3
                                                        --------    --------    --------
Business/Engineering..................................    100       55-100 *     15-90 *
Factory floor.........................................    100        40-80 *      15
IT infrastructure.....................................    100       40-100 *      25
Supply chain..........................................  45-100 *     20-60 *      0-8  *

---------------
* Percentage of completion varies by location and by separate project within each section.

     The Company is in the initial stage of developing contingency plans designed to minimize any adverse effects that would result if timely compliance were not achieved, either internally or at the third party level. The planning process will include identification of the areas of the Company's business and suppliers with the greatest potential for non-compliance, and arrangements for alternate suppliers, backup systems or stockpiling of components in the affected areas. The Company expects to complete its analysis and have contingency arrangements in place by September 30, 1999.

     The Company currently estimates that the aggregate cost of the year 2000 project will be approximately $26 million. This amount excludes employee expense and computer equipment and upgrades that would have been purchased regardless of the year 2000 project. During fiscal 1998 and fiscal 1997, the Company spent $10.2 million and $0.7 million, respectively, on the project. In fiscal 1998, approximately $6.6 million of expenditures related to business and engineering systems and IT infrastructure and approximately $3.6 million was expended in relation to the factory floor. These costs are being expensed as incurred and are being funded through operating cash flows. They do not include costs that may be incurred as a result of failure of third parties, including suppliers, to become year 2000 compliant, or costs to implement contingency plans.

     The Company currently estimates that the costs incurred in connection with the Enterprise Resource Planning systems will be approximately $35 million, including costs of internal employees dedicated to the project. The Company anticipates that approximately $30 million of the total costs will be capitalized and amortized over five years.

     Incomplete or untimely resolution of the year 2000 issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The year 2000 project is expected to reduce significantly the Company's level of uncertainty about year 2000 issues. The Company believes that completed and planned modifications and conversions of its internal IT and non-IT systems will allow it to be year 2000 compliant in a timely manner. However, due to the general uncertainty inherent with year 2000 compliance, the Company is unable to determine at this time whether the consequences of year 2000 failures by third parties will have a material impact on the Company.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of various risks and uncertainties, including but not limited to global economic and market conditions, such as the demand for commercial, specialty and light vehicles for which the Company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the Company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including those detailed herein and from time to time in other filings of the Company with the Securities and Exchange Commission. See also "Customers; Sales and Marketing," "Competition," "Raw Materials and Supplies," "Acquisitions and Dispositions," "Geographic Information," "Seasonality;

Cyclicality" and "Year 2000 Readiness Disclosure" in this Annual Report on Form 10-K, and Chief Financial Officer's Review -- Management's Discussion and Analysis in the 1998 Annual Report.

ITEM 2.  PROPERTIES.

     At September 30, 1998, the Company operated 46 manufacturing facilities throughout the United States and in Europe, Brazil, Canada, Mexico, Australia and the Far East. It also had 19 engineering facilities, sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 11 million square feet, substantially all of which is in use. Of this floor space, approximately 90% was owned by the Company and approximately 10% was leased. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1998 is as follows:

                                                            OWNED         LEASED
LOCATION                                                  FACILITIES    FACILITIES    TOTAL
--------                                                  ----------    ----------    ------
                                                            (IN THOUSANDS OF SQUARE FEET)
United States...........................................    4,431           256        4,687
Canada..................................................      691            38          729
Europe..................................................    2,956           276        3,232
Asia-Pacific............................................      272           525          797
Latin America...........................................    1,441            15        1,456
                                                            -----         -----       ------
          Total.........................................    9,791         1,110       10,901
                                                            =====         =====       ======

ITEM 3.  LEGAL PROCEEDINGS.

     On July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the Company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in the amount of $1.25 million, and a judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. A separate trial has been scheduled for February 8-10, 1999, with respect to the Company's allegations of inequitable conduct by Eaton in obtaining its patent, and the judge is not expected to take action with respect to Eaton's request for a permanent injunction or the damage issue until after this trial is completed. Meritor is evaluating the jury's verdict and the judgment and is considering further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the Company, management believes the Company's truck transmissions do not infringe Eaton's patent. The Company intends to continue to defend this suit vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 18, 1998 are as follows:

     LARRY D. YOST, 60 -- Chairman of the Board and Chief Executive Officer of Meritor since May 1997; Acting President, Light Vehicle Systems since January 1998. Senior Vice President, President, Automotive and Acting President, Heavy Vehicle Systems of Rockwell (electronic controls and communications) from March 1997 to September 1997; President, Heavy Vehicle Systems of Rockwell from November 1994 to March 1997; Senior Vice President, Operations of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, prior to November 1994.

     GARY L. COLLINS, 52 -- Senior Vice President, Human Resources of Meritor since August 1997. Vice President -- Human Resources and Government Relations, Automotive of Rockwell from September 1991 to September 1997.

     GLENN J. EGGERT, 55 -- Senior Vice President, Operations of Meritor since September 1998. Senior Vice President -- Operations, Heavy Vehicle Systems of Meritor from September 1997 to September 1998; Vice President -- Operations, Heavy Vehicle Systems of Rockwell from May 1996 to September 1997; Vice President -- Operations, Industrial Controls Group of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, from 1990 to April 1996.

     DAVID W. GREENFIELD, 48 -- Senior Vice President, General Counsel and Secretary of Meritor since May 1997. Associate General Counsel of Rockwell from July 1995 to September 1997; Assistant General Counsel of Rockwell prior to July 1995.

     THOMAS J. JOYCE, 51 -- Vice President and Treasurer of Meritor since May 1997. Vice President, Investor and Community Relations of Rockwell from May 1989 to September 1997.

     SUSAN P. KAMPE, 41 -- Senior Vice President and Chief Information Officer of Meritor since September 1997. Vice President -- Information Technology, Heavy Vehicle Systems of Rockwell from August 1996 to September 1997; Director of Global Information Systems and Services, Safety Restraints Business of Allied-Signal Automotive (automotive component supplier) from August 1994 to August 1996; Manager, Manufacturing Systems, North America of ITT Automotive, Inc. (automotive component supplier) prior to August 1994.

     THOMAS A. MADDEN, 45 -- Senior Vice President and Chief Financial Officer of Meritor since May 1997. Vice President and Senior Vice President -- Finance, Automotive of Rockwell from March 1997 to September 1997; Vice President, Corporate Development of Rockwell from September 1996 to March 1997; Vice President -- Finance & Administration, Light Vehicle Systems of Rockwell from May 1996 to September 1996; Vice President -- Finance & Administration, Automotive of Rockwell from October 1994 to May 1996; Assistant Controller of Rockwell prior to October 1994.

     PRAKASH R. MULCHANDANI, 54 -- Senior Vice President and President, Heavy Vehicle Systems of Meritor since January 1998. Senior Vice President and President, Worldwide Truck and Trailer Systems of Meritor from September 1997 to December 1997; President -- Worldwide Truck and Trailer Systems, Heavy Vehicle Systems of Rockwell from April 1996 to September 1997; President -- North American Truck Systems, Automotive of Rockwell from June 1994 to April 1996; General Manager -- Trailer Products, Automotive of Rockwell prior to June 1994.

     S. CARL SODERSTROM, 45 -- Senior Vice President, Engineering, Quality and Procurement of Meritor since February 1998. Vice President, Engineering and Quality, Heavy Vehicle Systems of Meritor from September 1997 to February 1998; Vice President, Engineering and Quality, Heavy Vehicle Systems of Rockwell from October 1996 to September 1997; Director of Development -- Operator Interface and Logic Division of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, from 1993 to October 1996.

     DIANE M. STELFOX, 41 -- Vice President and Controller of Meritor since September 1998. Assistant Controller of Meritor from January 1998 to September 1998; Controller -- Body Systems N.A. of ITT Automotive, Inc. (automotive component supplier) from 1995 to 1997; Controller -- Aftermarket N.A. of ITT Automotive from 1992 to 1995.

     RODNEY J. WALTER, 47 -- Senior Vice President, Business Development and Communications of Meritor since September 1997. Vice President -- Business Development, Heavy Vehicle Systems of Rockwell from June 1995 to September 1997; Director -- Business Development of Rockwell prior to June 1995.

     There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between him or her and any person other than the Company. All executive officers are elected annually.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $1 per share, is listed on the New York Stock Exchange and trades under the symbol "MRA." On December 14, 1998, there were 52,325 shareowners of record of the Company's Common Stock. The high and low sale prices for each quarter in fiscal year 1998 were as follows:

                      QUARTER ENDED                        HIGH        LOW
                      -------------                        ----        ---
December 31, 1997........................................  $25 1/4     $20 11/16
March 31, 1998...........................................   27 3/16     19 1/8
June 30, 1998............................................   28 3/8      21 7/8
September 30, 1998.......................................   24          15

     The Company's Common Stock began trading "regular way" on the New York Stock Exchange on October 1, 1997. Prior to the Distribution, the Company's Common Stock traded on a "when-issued" basis from September 15, 1997 to September 30, 1997.

     Four quarterly cash dividends, each in the amount of 10.5 cents per share of Common Stock, were declared and paid in fiscal 1998. Prior to the Distribution, the Company paid a cash dividend to Rockwell, then the Company's sole shareowner, in the amount of $359.4 million.

     On July 1, 1998, the Company issued 370 and 185 shares of Common Stock to Donald R. Beall and Martin D. Walker, respectively, non-employee directors of the Company, pursuant to the terms of the Company's Directors Stock Plan, in lieu of cash payment of all or a portion of the quarterly retainer fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information in the table captioned Selected Financial Data in the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the discussion and analysis under the caption Chief Financial Officer's Review -- Management's Discussion and Analysis in the 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Chief Financial Officer's Review -- Management's Discussion and Analysis -- Quantitative and Qualitative Disclosures About Market Risk in the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Consolidated Balance Sheet, Statement of Consolidated Income, Statement of Consolidated Cash Flows, Statement of Consolidated Shareowners' Equity, Notes to Consolidated Financial Statements, and Independent Auditors' Report in the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions Election of Directors and Information as to Nominee for Director and Continuing Directors in the 1999 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation and Retirement Benefits in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption Certain Transactions and Other Relationships in the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 from the 1998 Annual Report):

        Consolidated Balance Sheet, September 30, 1998 and 1997.

        Statement of Consolidated Income, years ended September 30, 1998, 1997 and 1996.

        Statement of Consolidated Cash Flows, years ended September 30, 1998, 1997 and 1996.

        Statement of Consolidated Shareowners' Equity, years ended September 30, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements.

        Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 1998, 1997 and 1996.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

     (3) Exhibits

  3-a-1 Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Registration Statement on
         Form S-8 (Registration No. 333-35403), is incorporated by reference.
  3-b-1 By-laws of the Company, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration
         No. 333-35403), is incorporated by reference.
  4-a-1 Rights Agreement, dated as of September 8, 1997, by and between the Company and First Chicago Trust Company of New
         York, as Rights Agent, filed as Exhibit 4.3 to the Company's
         Registration Statement on Form S-8 (Registration No.
         333-35403), is incorporated by reference.
  4-b-1 Indenture, dated as of April 1, 1998, between the Company and The Chase Manhattan Bank as trustee, filed as Exhibit 4 to the Company's Registration Statement on Form S-3
         (Registration No. 333-49777), is incorporated by reference.
*10-a-1  The Company's 1997 Long-Term Incentives Plan, filed as
         Exhibit 10-a-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No.
         1-13093) ("1997 Form 10-K"), is incorporated by reference.
*10-a-2  Form of Restricted Stock Agreement under the Company's 1997
         Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the
         1997 Form 10-K, is incorporated by reference.
*10-a-3  Form of Option Agreement under the Company's 1997 Long-Term
         Incentives Plan, filed as Exhibit 10(a) to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1998 (File No. 1-13093), is incorporated by reference.
*10-b-1 The Company's Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997 Form 10-K, is incorporated by reference.
*10-b-2  Form of Restricted Stock Agreement under the Company's
         Directors Stock Plan, filed as Exhibit 10-b-2 to the 1997
         Form 10-K, is incorporated by reference.
*10-b-3  Form of Option Agreement under the Company's Directors Stock
         Plan, filed as Exhibit 10(b) to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated by reference.
*10-c-1  The Company's Incentive Compensation Plan, filed as Exhibit
         10-c-1 to the 1997 Form 10-K, is incorporated by reference.
*10-d-1 Copy of resolution of the Board of Directors of the Company, adopted on September 8, 1997, providing for its Deferred
         Compensation Policy for Non-Employee Directors, filed as
         Exhibit 10-d-1 to the 1997 Form 10-K, is incorporated by reference.
*10-e-1  The Company's Deferred Compensation Plan.
 10-f-1  Credit Agreement dated as of August 21, 1997 among the
         Company, the lenders from time to time party to the agreement, Morgan Guaranty Trust Company of New York, as
         Administrative Agent, and NBD Bank, as Documentation Agent, filed as Exhibit 10.5 to the Company's Registration
         Statement on Form 10 (File No. 1-13093), is incorporated by reference.

 10-g-1  Distribution Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.1 to
         the Company's Current Report on Form 8-K dated October 10,
         1997, is incorporated by reference.
 10-h-1  Employee Matters Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October
         10, 1997, is incorporated by reference.
 10-i-1  Tax Allocation Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October
         10, 1997, is incorporated by reference.
 12      Computation of Ratios of Earnings to Fixed Charges for the
         Twelve Months Ended September 30, 1998.
 13      Portions of the 1998 Annual Report to Shareowners.
 21      List of Subsidiaries of the Company.
 23-a    Consent of M. Lee Murrah, Esq., Assistant General Counsel of
         the Company.
 23-b    Consent of David W. Greenfield, Esq., Senior Vice President,
         General Counsel and Secretary of the Company.
 23-c    Independent auditors' consent.
 24      Power of Attorney authorizing certain persons to sign this
         Annual Report on Form 10-K on behalf of certain directors
         and officers of the Company.
 27      Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated August 6, 1998, filing as exhibits under Item 7 the consents of M. Lee Murrah, Esq., and David
W. Greenfield, Esq., to references to them in the Prospectus Supplement, dated August 6, 1998, to the Prospectus, dated June 4, 1998, in Registration No. 333-49777.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERITOR AUTOMOTIVE, INC.

                                          By
                                            ------------------------------------
                                                    David W. Greenfield
                                               Senior Vice President, General
                                                           Counsel
                                                       and Secretary

Dated: December 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of December, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

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

                  Charles H. Harff*                      Director

                  Harold A. Poling*                      Director

                  Martin D. Walker*                      Director

                  Thomas A. Madden*                      Senior Vice President and Chief Financial
                                                           Officer (principal financial officer)

                  Diane M. Stelfox*                      Vice President and Controller
                                                           (principal accounting officer)

                        *By:
  ------------------------------------------------
       David W. Greenfield, Attorney-in-fact**

                         **By authority of powers of attorney filed herewith

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners
  of Meritor Automotive, Inc.
Troy, Michigan

     We have audited the consolidated and combined financial statements of Meritor Automotive, Inc. and subsidiaries (formerly the automotive businesses of Rockwell International Corporation -- see Note 1) as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 11, 1998; such financial statements and report are included in your 1998 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Meritor Automotive, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 11, 1998

                                                                     SCHEDULE II

                            MERITOR AUTOMOTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                  DESCRIPTION                     OF YEAR(A)     EXPENSES     DEDUCTIONS     YEAR(A)
                  -----------                     ----------    ----------    ----------    ----------
                                                                     (IN MILLIONS)
Year ended September 30, 1998:
  Allowance for doubtful accounts...............    $11.6         $ 3.2          $1.0(b)      $13.8
Year ended September 30, 1997:
  Allowance for doubtful accounts...............     16.9           2.3           7.6(b)       11.6
Year ended September 30, 1996:
  Allowance for doubtful accounts...............     10.1          10.5           3.7(b)       16.9

---------------
(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.