Form 10-Q
period 1998-12-31
MERITOR AUTOMOTIVE INC
filed 1999-02-12
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended         December 31, 1998
                              --------------------------------------------------


Commission file number     1-13093
                       ---------------------------------------------------------


                            Meritor Automotive, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                   38-3354643
 -------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


 2135 West Maple Road, Troy, Michigan                              48084-7186
 ------------------------------------                              ----------
 (Address of principal executive offices)                          (Zip Code)


                                 (248) 435-1000
 -------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes    X         No
                         ------           ------


69,076,443 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 1999.

                            MERITOR AUTOMOTIVE, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:
                                                                            Page
         Item 1.    Financial Statements:                                    No.

                       Consolidated Balance Sheet - -
                       December 31, 1998 and September 30, 1998............... 2

                       Statement of Consolidated Income - - Three Months
                       Ended December 31, 1998 and 1997....................... 3

                       Statement of Consolidated Cash Flows - -
                       Three Months Ended December 31, 1998 and 1997.......... 4

                       Notes to Consolidated Financial Statements............. 5

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of Operations.......12

         Item 3.       Quantitative and Qualitative Disclosures About
                       Market Risk............................................18





PART II. OTHER INFORMATION:

         Item 1.       Legal Proceedings......................................19

         Item 2.       Changes in Securities and Use of Proceeds..............19

         Item 5.       Other Information......................................20

         Item 6.       Exhibits and Reports on Form 8-K.......................21

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET




                                                                         December 31,
                                                                            1998        September 30,
                                                                         (unaudited)       1998
                                                                      --------------    --------------
                                 ASSETS                                       (In millions)
Current assets:
     Cash ........................................................       $    88        $    65
     Receivables (less allowance for doubtful accounts:
        December 31, 1998 and September 30, 1998, $11) ...........           596            638
     Inventories .................................................           401            360
     Other current assets ........................................           156            153
                                                                         -------        -------
         Total current assets ....................................         1,241          1,216
                                                                         -------        -------

Net property .....................................................           726            666
Net goodwill .....................................................           155             39
Other assets .....................................................           172            165
                                                                         -------        -------

                      TOTAL ......................................       $ 2,294        $ 2,086
                                                                         =======        =======

                LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt .............................................       $    44        $    34
     Accounts payable ............................................           573            636
     Accrued compensation and benefits ...........................           116            142
     Accrued income taxes ........................................            31             13
     Other current liabilities ...................................           187            229
                                                                         -------        -------
         Total current liabilities ...............................           951          1,054

Long-term debt ...................................................           547            313
Accrued retirement benefits ......................................           393            378
Other liabilities ................................................            77             44

Minority interests ...............................................            33             31

Shareowners' equity:
     Common Stock
         (shares issued and outstanding:  December 31, 1998, 69.1;
             and September 30, 1998, 69.0) .......................            69             69
     Additional paid-in-capital ..................................           157            156
     Retained earnings ...........................................           151            118
     Accumulated other comprehensive loss ........................           (84)           (77)
                                                                         -------        -------
         Total shareowners' equity ...............................           293            266
                                                                         -------        -------

                      TOTAL ......................................       $ 2,294        $ 2,086
                                                                         =======        =======


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)





                                                        Three Months Ended
                                                           December 31,
                                                -----------------------------------
                                                       1998             1997
                                                       ----             ----
                                                       (In millions, except
                                                        per share amounts)

Sales .............................................       $ 944        $ 911
Cost of sales .....................................         817          791
                                                          -----        -----
Gross margin ......................................         127          120
Selling, general and administrative ...............          58           57
                                                          -----        -----
Operating earnings ................................          69           63
Other income-net ..................................           8            1
Interest expense ..................................         (11)         (10)
                                                          -----        -----
Income before income taxes ........................          66           54
Provision for income taxes ........................         (26)         (22)
                                                          -----        -----
Net income ........................................       $  40        $  32
                                                          =====        =====
Basic and diluted earnings per share ..............       $ .58        $ .47
                                                          =====        =====
Cash dividends per common share ...................       $.105        $.105
                                                          =====        =====
Average common shares outstanding-basic and diluted        69.1         69.0
                                                          =====        =====








See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                         December 31,
                                                                   ---------------------------
                                                                     1998            1997
                                                                   ----------    -------------
                                                                         (In millions)
OPERATING ACTIVITIES
Net income ......................................................       $  40        $  32
Adjustments to net income to arrive at cash provided by operating activities:
     Depreciation and amortization ..............................          27           24
     Changes in assets and liabilities and other, excluding
       acquisitions .............................................         (49)           9
                                                                        -----        -----

         CASH PROVIDED BY OPERATING ACTIVITIES ..................          18           65
                                                                        -----        -----
INVESTING ACTIVITIES
Capital expenditures ............................................         (19)         (23)
Acquisition of businesses and other .............................        (180)          (4)
                                                                        -----        -----
         CASH USED FOR INVESTING ACTIVITIES .....................        (199)         (27)
                                                                        -----        -----


FINANCING ACTIVITIES
Net increase in short-term borrowings ...........................           8           39
Net increase (decrease) in revolving debt .......................         268          (28)
Net decrease in other long-term debt ............................         (34)          --
                                                                        -----        -----
     Net increase in debt .......................................         242           11
Cash dividends ..................................................          (7)          (7)
Payment of interest rate settlement cost ........................         (31)          --
Payment of Distribution tax obligation ..........................          --          (72)
Net transfers from Rockwell .....................................          --           14
                                                                        -----        -----
         CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........         204          (54)
                                                                        -----        -----


INCREASE (DECREASE) IN CASH .....................................          23          (16)
CASH AT BEGINNING OF PERIOD .....................................          65          133
                                                                        -----        -----
CASH AT END OF PERIOD ...........................................       $  88        $ 117
                                                                        =====        =====



Income tax payments, excluding the payment of the Distribution tax obligation, were $7 million and $9 million in the three months ended December 31, 1998 and 1997, respectively.


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Meritor Automotive, Inc. (the company or Meritor) is a leading global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles. The company became an independent, publicly-held company on September 30, 1997, when Rockwell International Corporation (Rockwell) spun off its automotive businesses by distributing all of the issued and outstanding shares of the company to Rockwell's shareowners (the Distribution). The consolidated financial statements are those of the company and its consolidated subsidiaries.

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results for the full year.

      It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

      Certain prior period amounts have been reclassified to conform with current period presentation.

2. On October 1, 1998, the company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. The adoption of SFAS 130 had no impact on the company's net income or shareowners' equity. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments.

      Comprehensive income, net of the related estimated tax, is summarized as follows (in millions):



                                                 Three Months Ended
                                                     December 31,
                                                     ------------
                                                  1998      1997
                                                  ----      ----

Net income                                        $ 40      $ 32
Foreign currency translation                        (7)      (21)
                                                  ----      ----

Comprehensive income                              $ 33      $ 11
                                                  ====      ====

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for the company's fiscal year ending September 30, 1999. SFAS 131 requires disclosure of business and geographic segments in the consolidated financial statements of the company consistent with the way that management organizes the segments for making operating decisions and assessing performance. The company is currently analyzing the impact this standard will have on the disclosures in its fiscal 1999 year end financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits," effective for the company's fiscal year ending September 30, 1999. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The company is currently analyzing the impact this standard will have on its financial statements.

3. On December 31, 1998, the company completed its acquisition of the heavy truck axle manufacturing operations of Volvo Truck Corporation based in Lindesberg, Sweden. With this acquisition, the company became the primary supplier of heavy duty axles for Volvo's heavy truck operations. The purchase price was approximately $135 million in cash, $44 million of which is deferred.

      The company also acquired the assets of Euclid Industries at the end of the first quarter of fiscal 1999 and assumed substantially all of Euclid's liabilities. Euclid is a leading North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles and has been a premier participant in the North American heavy-duty aftermarket. For its fiscal year ended August 31, 1998, Euclid generated sales of more than $100 million.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The following unaudited pro forma consolidated results of operations for the quarters ended December 31, 1998 and 1997 assumes the two acquisitions occurred as of the beginning of each period (in millions, except per share amounts):





                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                         1998          1997
                                                         ----          ----

Net sales                                              $   1,020     $     974
                                                       =========     =========
Net income                                             $      41     $      33
                                                       =========     =========
Basic and diluted earnings                             $     .59     $     .48
                                                       =========     =========


      On January 29, 1999, the company acquired the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc for $390 million in cash. The LucasVarity HVBS components include air drum and disc brakes, hydraulic brakes, wheel end components and aftermarket products. For its fiscal year ended January 31, 1998, the HVBS business of LucasVarity had net sales of approximately $290 million.

      The above acquisitions are accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the date of acquisition. The assets and liabilities have been recorded based upon preliminary estimates of fair value as of the dates of the acquisitions. The company does not believe the final allocation of the purchase prices will be materially different than the preliminary allocation.

4. Inventories are summarized as follows (in millions):



                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

       Finished goods..............................................          $      165              $      143
       Work in process.............................................                 115                     120
       Raw materials, parts and supplies...........................                 173                     150
                                                                             ----------              ----------
            Total..................................................                 453                     413
       Less allowance to adjust the carrying value of
            certain inventories to a last-in, first-out
            (LIFO) basis                                                             52                      53
                                                                             ----------              ----------

            Inventories............................................          $      401              $      360
                                                                             ==========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Other Current Assets are summarized as follows (in millions):



                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

       Current deferred income taxes...............................          $     112               $      112
       Customer tooling............................................                 18                       20
       Prepaid expenses............................................                 23                       20
       Other.......................................................                  3                        1
                                                                             ---------               ----------

            Other Current Assets...................................          $     156               $      153
                                                                             =========               ==========

6. Other Assets are summarized as follows (in millions):

                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

       Net deferred income taxes...................................          $      53               $       53
       Investments in affiliates...................................                 46                       46
       Prepaid pension costs.......................................                 30                       30
       Net capitalized computer software...........................                 19                       16
       Other.......................................................                 24                       20
                                                                             ---------               ----------

            Other Assets...........................................          $     172               $      165
                                                                             =========               ==========

7. Other Current Liabilities are summarized as follows (in millions):



                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

       Accrued product warranties..................................          $     107               $      112
       Accrued taxes other than income taxes.......................                 32                       36
       Accrued restructuring.......................................                  7                       10
       Accrued interest rate settlement cost (see Note 9)..........                  -                       31
       Other.......................................................                 41                       40
                                                                             ---------               ----------

            Other Current Liabilities..............................          $     187               $      229
                                                                             =========                =========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Long-term Debt is summarized as follows (in millions):


                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

      Bank revolving Credit Facility..............................           $     486               $      219
      Lines of credit.............................................                  44                       79
      Other    ...................................................                  17                       15
                                                                             ---------               ----------

           Long-term Debt.........................................           $     547               $      313
                                                                             =========               ==========




      On January 15, 1999 the company entered into a $300 million unsecured term Credit Facility with six banks. Interest rates under this Credit Facility are based on LIBOR plus 75 basis points. The facility expires in January 2000. The company borrowed $300 million under the Credit Facility during January 1999.

      On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The Registration Statement became effective on June 4, 1998. The net proceeds of any offering would first be utilized to repay amounts outstanding under the $300 million Credit Facility. Except as may otherwise be determined at the time of any sales, the remaining net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions. No debt securities have been issued under the Registration Statement at December 31, 1998.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of December 31, 1998, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize risk of loss from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $178 million at December 31, 1998 and $212 million at September 30, 1998. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

      In anticipation of offering debt securities under the shelf Registration Statement described in Note 8, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in a payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

10.   Accrued Retirement Benefits consisted of the following (in millions):




                                                                           December 31,            September 30,
                                                                               1998                     1998
                                                                         ------------------      -------------------

      Accrued retirement medical costs............................           $     306               $      292
      Accrued pension costs.......................................                 112                      110
      Other.......................................................                  12                       12
                                                                             ---------               ----------
           Total..................................................                 430                      414
      Amount classified as current liability......................                  37                       36
                                                                             ---------               ----------

           Accrued Retirement Benefits ...........................           $     393               $      378
                                                                             =========               ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11. Other Income - Net is comprised of the following (in millions):



                                                                                     Three Months Ended
                                                                                        December 31,
                                                                         -------------------------------------------
                                                                               1998                    1997
                                                                         ------------------     --------------------

      Equity in earnings of affiliates............................           $      7               $       3
      Minority interests..........................................                 (3)                     (4)
      Gain on the sale of property and businesses.................                  3                       2
      Interest income.............................................                  1                       1
      Other.......................................................                  -                      (1)
                                                                             --------               ---------

           Other Income - Net.....................................           $      8               $       1
                                                                             ========               =========


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

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1999 First Quarter Compared to 1998 First Quarter

Sales of $944 million for the 1999 first quarter were up $33 million, or 4 percent, from the 1998 first quarter. The sales growth for the quarter was primarily driven by market penetration gains from new Light Vehicle Systems product introductions and by continued strong demand in the company's primary Heavy Vehicle Systems markets. This growth was offset, in part, by a decline in government products sales driven by government program changeovers and weaker sales in Brazil.

Net income for the 1999 first quarter was $40 million, or 58 cents per share, compared to $32 million, or 47 cents per share last year. This represents a 23 percent increase in earnings per share for the first quarter of 1999 as compared to the same period in 1998. First quarter operating margins improved to 7.3 percent from last year's 6.9 percent, with gross margins improving to 13.5 percent from 13.2 percent in last year's quarter. The improved operating performance was driven by the ongoing impact of productivity and cost improvement programs and new business growth initiatives. Selling, general and administrative expenses, as a percentage of sales, improved from 6.3 percent in the first quarter of 1998 to 6.1 percent in the first quarter of 1999. Other income for the first quarter of 1999 was $7 million higher than last year primarily due to increased equity income from joint ventures pertaining to heavy truck and trailer markets and a $2.5 million non-recurring asset gain.

The company's productivity and cost improvement programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Heavy Vehicles Systems sales in the first quarter of fiscal 1999 and 1998 were $558 million and $557 million, respectively. Sales increased across all of the company's core heavy truck products, including axles, transmissions, clutches, drivelines and brake systems, reflecting the continued strength of the North American heavy truck market. These increases, however, were substantially offset by a decline in government product sales related to planned government program changeovers and weaker sales in Brazil due to lower heavy truck volumes.

Light Vehicle Systems sales improved by 9 percent in the first quarter to $386 million, an increase of $32 million over the same period in 1998. Sales growth for this business was driven by penetration gains, principally in the door and seat adjusting systems product lines due to the company's new door module and seat adjusting system products. This growth was partially offset by lower sales in roof systems due to customer platform launch delays in Mexico, lower vehicle product sales in Brazil and the adverse impact of currency translation.

                            MERITOR AUTOMOTIVE, INC.

The company continues to evaluate the overall global economic outlook, in particular in the Asian and Brazilian economies. Sales in the Asia/Pacific region comprised 3 percent and sales in South America comprised 6 percent of total sales in fiscal 1998.

FINANCIAL CONDITION

Cash provided by operating activities for the fiscal 1999 first quarter was $18 million, a decrease of $47 million compared to the first quarter of fiscal 1998. The decrease was due primarily to increases in working capital requirements, principally in accounts payable and accrued compensation and benefits. This increase was partially offset by a decrease in accounts receivable.

Capital expenditures of $19 million included equipment for continued new product introductions, capacity expansion and new production processes. The company anticipates full year fiscal 1999 capital expenditures of approximately $150 million, excluding the effect of the acquisitions.

The company's first quarter dividend of $.105 cents per share was paid on December 14, 1998 to shareowners of record on November 23, 1998. On February 10, 1999, the board of directors declared a quarterly dividend of $.105 cents per share on its common stock, payable March 15, 1999, to shareowners of record on February 22, 1999.

Cash provided by financing activities includes $242 million net increase in debt, of which $180 million was utilized to fund acquisitions of businesses.

The company has pursued growth initiatives to further strengthen its position in the global automotive original equipment and aftermarket segments. As is discussed in Note 3, in late December 1998 the company completed the acquisitions of the European heavy truck axle manufacturing operations of Volvo Truck Corporation and Euclid Industries, a leading supplier of aftermarket replacement parts for medium- and heavy-duty vehicles. The Volvo and Euclid transactions are expected to add sales on an annualized basis of approximately $200 million and $125 million, respectively. The company's long-term debt to capitalization ratio increased to 63 percent at December 31, 1998 from 51 percent at September 30, 1998, reflecting the impact of these acquisitions. The acquisition of the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc was completed on January 29, 1999. The HVBS acquisition is expected to add sales on an annualized basis of approximately $400 million.

After consideration of all three strategic acquisitions, Standard & Poor's and Moody's have reaffirmed their "BBB/Baa2" respective credit ratings for Meritor's debt.

                            MERITOR AUTOMOTIVE, INC.

Meritor regularly considers various strategic and business opportunities, including acquisitions. Although no assurance can be given as to whether or when any additional acquisitions will be consummated, if agreement were to be reached, the company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would further increase the company's debt to capitalization ratio.

On January 15, 1999 the company entered into a $300 million unsecured term Credit Facility with six banks. Interest rates under this Credit Facility are based on LIBOR plus 75 basis points. The facility expires in January 2000. The company borrowed $300 million under the Credit Facility during January 1999.

On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The Registration Statement became effective on June 4, 1998. The net proceeds of any offering would first be utilized to repay amounts outstanding under the $300 million Credit Facility. Except as may otherwise be determined at the time of any sales, the remaining net proceeds of any offering would be added to the company's general funds which would be available for general corporate purposes, including the repayment of existing indebtedness, working capital needs, capital expenditures and acquisitions. No debt securities have been issued under the Registration Statement at December 31, 1998.

In anticipation of offering debt securities under the shelf Registration, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in a payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1998 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at December 31, 1998 there has been no material change to this information.

INTERNATIONAL OPERATIONS

On January 1, 1999, the Euro became the common currency of eleven countries of the European Union. During a three-year transition period, the present national currencies of these eleven countries will become sub-units of the Euro at fixed exchange rates. The European Union's current plans call for the transition period to be completed by July 1, 2002, at which time the Euro will become the sole legal tender in those participating countries.

                            MERITOR AUTOMOTIVE, INC.

The company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 1998 in these countries were approximately 21 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro and has borrowings in participating currencies primarily under its revolving Credit Facility. The company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion has not had and will not have a material adverse effect on its business, operations and financial condition.

The company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The company expects that all necessary actions will be completed within budget and in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

YEAR 2000 READINESS DISCLOSURE

Background

The company initiated a company-wide year 2000 project to determine whether the company's Information Technology ("IT") and non-IT systems are year 2000 compliant and to identify and implement the remedial actions necessary to effect compliance. None of the company's other IT projects have been significantly delayed due to the year 2000 project. The year 2000 project also includes an assessment of compliance at the supplier and service provider level in order to minimize supply disruptions. In addition, certain of the company's locations are implementing Enterprise Resource Planning systems. It is anticipated that these systems will be in place in 1999 and will be year 2000 compliant. Because the company's customer base is diverse, fewer resources of the project have been directed to the area of customer compliance.

Company's State of Readiness

The project is divided into four major sections - business and engineering, factory floor, IT infrastructure (hardware and software) and supply chain. Each section involves three phases: phase one - identification of risks; phase two - defining the scope of necessary corrections, preparation of related plans and cost estimates and development of contingency plans; and phase three - implementation of decisions to repair, replace or retire the systems in question.

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

                            MERITOR AUTOMOTIVE, INC.

Company's State of Readiness (Cont'd)

The business and engineering section includes manufacturing, financial applications and remediation projects, critical core business system validation testing, aftermarket systems and supplemental systems. The factory floor section includes shop floor controls and facility systems. The IT infrastructure section includes PC/LAN hardware, software and peripherals; mainframe, midrange and UNIX systems; engineering workstations; and telecom/global carriers. The supply chain section includes formal communication with the company's significant customers, suppliers and critical service providers. The company estimates that all four areas will be year 2000 compliant by June 30, 1999, with follow-up reviews scheduled through the remainder of 1999.

The following chart summarizes the status of completion by section for each phase of the project at December 31, 1998:


                                        Approximate Percentage Completed
                                        --------------------------------
                                      Phase 1       Phase 2        Phase 3
                                      -------       -------        -------

Business and Engineering                100         75-100*         35-100*
Factory floor                           100         95-100*         15
IT Infrastructure                       100         100             30-85*
Supply Chain                            100         65              10-15*

     * Percentage of completion varies by location and by separate project within each section


Contingency Plans

The company is in the initial stage of developing contingency plans designed to minimize any adverse effects that would result if timely compliance were not achieved, either internally or at the third party level. The planning process will include identification of the areas of the company's business and suppliers with the greatest potential of non-compliance and arrangements for alternate suppliers, backup systems or stockpiling of components in the affected areas. The company expects to complete its analysis and have contingency arrangements in place by September 30, 1999.

                            MERITOR AUTOMOTIVE, INC.

Costs

The company currently estimates that the aggregate cost of the year 2000 project will be approximately $26 million. These amounts exclude employee expense and computer equipment and upgrades that would have been purchased regardless of the year 2000 project. The company spent $1.0, $10.2 million and $0.7 million during the first quarter of 1999 and fiscal 1998 and 1997, respectively, on the project. In the first quarter of 1999, approximately $0.7 million of expenditures related to IT infrastructure and approximately $0.3 million related to the factory floor. In fiscal 1998, approximately $6.6 million of expenditures related to business and engineering systems and IT infrastructure and approximately $3.6 million related to the factory floor. These costs are being expensed as incurred and are being funded through operating cash flows and do not include costs that may be incurred as a result of the failure of third parties, including suppliers, to become year 2000 compliant or costs to implement contingency plans.

The company currently estimates that the costs incurred in connection with the Enterprise Resource Planning systems will be approximately $35 million, including costs of internal employees dedicated to the project. The company anticipates that approximately $30 million of the total costs will be capitalized and amortized over 5 years.

Risks

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

As discussed in Note 3 to the consolidated financial statements, the company completed the acquisition of three separate businesses in late December 1998 and January 1999. The company is currently assessing the year 2000 compliance of the IT and non-IT systems of the acquired businesses and of their supply chains. Information on these businesses will be incorporated into the company's year 2000 readiness disclosure for the quarter ended March 31, 1999.

Forward-looking statements contained in this section should be read in conjunction with the company's disclosures in Item 5 under the heading:
Cautionary Statement.

                            MERITOR AUTOMOTIVE, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk inherent in its sales and assets and liabilities denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt. The company does enter into foreign currency forward exchange contracts to minimize risk of loss from currency rate fluctuations on firm and identifiable foreign currency commitments entered into in the ordinary course of business. Also, the company may, from time to time, use interest rate agreements in the management of interest rate exposure on selected debt issuances. It is the policy of the company not to enter into derivative financial instruments for speculative purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 1998, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           As previously reported under the heading "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, on July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in the amount of $1.25 million, and a judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. A separate trial with respect to the company's allegations of inequitable conduct by Eaton in obtaining its patent had been scheduled for February 8-10, 1999, but has been postponed to mid-April 1999. The judge is not expected to take action with respect to Eaton's request for a permanent injunction or the damage issue until after this trial is completed. Meritor is evaluating the jury's verdict and the judgment and is considering further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the Company, management believes the Company's truck transmissions do not infringe Eaton's patent. The Company intends to continue to defend this suit vigorously.

Item 2.    Changes in Securities and Use of Proceeds

           On October 1, 1998 the company issued 614 and 307 shares of Common Stock to Donald R. Beall and Martin D. Walker, respectively, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of all or a portion of the quarterly retainer fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                            MERITOR AUTOMOTIVE, INC.

Item 5.    Other Information

           (a)  Cautionary Statement

                This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements whether a result of new information, future events or otherwise.

                            MERITOR AUTOMOTIVE, INC.

   Item  6.     Exhibits and Reports on Form 8-K

        (a)  Exhibits.

           10   - (a)  Credit Agreement, dated as of January 15, 1999, among the company, the lenders party thereto, UBS AG, Stamford
                       Branch, as Administrative Agent, Warburg Dillon Read LLC, as Arranger, and NBD Bank, as Documentation Agent (filed as Exhibit 99.1 to the company's Current Report on Form
                       8-K, dated February 5, 1999 in File No. 1-13093, and incorporated herein by reference).

                  (b) Umbrella Agreement, dated as of November 22, 1998, among Lucas Industries plc and others, Meritor Heavy Vehicle Braking Systems (UK) Limited and others, the company and LucasVarity plc (filed as Exhibit 2.1 to the company's Current Report on Form 8-K dated February 5, 1999 in File No. 1-13093, and incorporated herein by reference).

           12   - Computation of Ratio of Earnings to Fixed Charges for the
                  Three Months Ended December 31, 1998.

           23   - Consent of M. Lee Murrah, Esq., Assistant General Counsel of
                  the Company.

           27   - Financial Data Schedule

        (b)  Reports on Form 8-K.

             The company filed a Current Report on Form 8-K, dated October 6, 1998, reporting under Item 5, "Other Events," the settlement on October 5, 1998, of two forward treasury interest rate agreements with financial institutions and the accounting treatment of the settlement.

             The company filed a Current Report on Form 8-K, dated February 5, 1999, (a) reporting the acquisition by the company of the Heavy Vehicle Braking Systems business of LucasVarity plc on January 29, 1999, under Item 2, "Acquisition or Disposition of Assets" and (b) filing exhibits related to the acquisition under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   MERITOR AUTOMOTIVE, INC.
                                                   -----------------------------
                                                         (Registrant)




Date          February 12, 1999                By  D. M. Stelfox
        ----------------------------               -----------------------------
                                                   D. M. Stelfox
                                                   Vice President and Controller
                                                   (For the Registrant and as
                                                   Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
 12   - Computation of Ratio of Earnings to Fixed Charges for the
        Three Months Ended December 31, 1998.

 23   - Consent of M. Lee Murrah, Esq., Assistant General Counsel of
        the Company.

 27   - Financial Data Schedule