Form 10-Q
period 1999-03-31
MERITOR AUTOMOTIVE INC
filed 1999-05-14
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended        March 31, 1999
                               ------------------------------


Commission file number       1-13093
                       ---------------------


                            Meritor Automotive, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                38-3354643
--------------------------------------------------------------------------------
     State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification No.)


    2135 West Maple Road, Troy, Michigan              48084-7186
--------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


                                 (248) 435-1000
--------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X   No
                                          -----   -----

69,083,505 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 1999.

                            MERITOR AUTOMOTIVE, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:


                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.

                                Consolidated Balance Sheet - -
                                March 31, 1999 and September 30, 1998................................       2

                                Statement of Consolidated Income - - Three Months
                                and Six Months Ended March 31, 1999 and 1998.........................       3

                                Statement of Consolidated Cash Flows - -
                                Six Months Ended March 31, 1999 and 1998.............................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operations..........................      12

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk...............................................................      19


PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      20

                  Item 2.  Changes in Securities and Use of Proceeds.................................      20

                  Item 4.  Submission of Matters to a Vote of Security Holders.......................      21

                  Item 5.  Other Information.........................................................      22

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      22


Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            Meritor Automotive, Inc.

                           CONSOLIDATED BALANCE SHEET

                                                                                    March 31,
                                                                                       1999            September 30,
                                                                                   (unaudited)             1998
                                                                                 -----------------   -----------------
                                     ASSETS                                                   (In millions)
Current assets:
     Cash                                                                       $    49              $    65
     Receivables (less allowance for doubtful accounts:
        March 31, 1999, $12; September 30, 1998, $11).....................          766                  638
     Inventories..........................................................          392                  360
     Other current assets.................................................          151                  153
                                                                                -------              -------
         Total current assets.............................................        1,358                1,216
                                                                                -------              -------

Net property..............................................................          780                  666
Net goodwill..............................................................          470                   39
Other assets..............................................................          194                  165
                                                                                -------              -------

                      TOTAL...............................................      $2,802               $ 2,086
                                                                                =======              =======

                   LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt......................................................      $    42              $    34
     Accounts payable.....................................................          653                  636
     Accrued compensation and benefits....................................          128                  142
     Accrued income taxes.................................................           34                   13
     Other current liabilities............................................          230                  229
                                                                                -------              -------
         Total current liabilities........................................        1,087                1,054

Long-term debt............................................................          909                  313
Accrued retirement benefits...............................................          388                  378
Other liabilities.........................................................          106                   44

Minority interests........................................................           38                   31

Shareowners' equity:
     Common Stock
         (shares issued and outstanding:  March 31, 1999, 69.1; and
          September 30, 1998, 69.0).......................................           69                   69
     Additional paid-in-capital...........................................          157                  156
     Retained earnings....................................................          194                  118
     Accumulated other comprehensive loss.................................         (146)                 (77)
                                                                                -------               ------
                  Total shareowners' equity...............................          274                  266
                                                                                -------              -------

                      TOTAL...............................................      $ 2,802              $ 2,086
                                                                                =======              =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            Meritor Automotive, Inc.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                               Three Months Ended                Six Months Ended
                                                                   March 31,                         March 31,
                                                       ----------------------------------- --------------------------
                                                             1999              1998              1999            1998
                                                             ----              ----              ----            ----
                                                                                 (In millions, except
                                                                                  per share amounts)
Sales............................................       $   1,163         $       968      $    2,107      $     1,879
Cost of sales....................................             992                 823           1,809            1,614
                                                        ---------         -----------      ----------      -----------

Gross margin.....................................             171                 145             298              265
Selling, general and administrative..............              72                  64             130              121
                                                        ---------         -----------      ----------      -----------

Operating earnings...............................              99                  81             168              144
Other income-net.................................               4                   6              12                7
Interest expense.................................             (19)                (11)            (30)             (21)
                                                        ---------          ----------      ----------      -----------

Income before income taxes.......................              84                  76             150              130
Provision for income taxes.......................             (34)                (31)            (60)             (53)
                                                        ---------          ----------      ----------      -----------
Net income.......................................       $      50          $       45      $       90      $        77
                                                        =========          ==========      ==========      ===========
Basic and diluted earnings per share.............       $     .72          $      .64      $     1.30      $      1.11
                                                        =========          ==========      ==========      ===========
Cash dividends per common share..................       $    .105          $     .105      $      .21      $       .21
                                                        =========          ==========      ==========      ===========
Average common shares outstanding -
     basic and diluted...........................            69.1                69.0            69.1             69.0
                                                        =========          ==========      ==========      ===========




See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                            Meritor Automotive, Inc.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                       1999                1998
                                                                                  ----------------    ----------------
                                                                                              (In millions)
OPERATING ACTIVITIES
Net income .....................................................................    $  90              $  77
Adjustments to net income to arrive at cash provided by operating activities
      Depreciation and amortization ............................................       58                 51
      Pension contributions ....................................................      (10)               (10)
      Other, net ...............................................................       22                 14
      Changes in assets and liabilities, excluding effects of
        acquisitions ...........................................................     (122)               (70)
                                                                                    -----              -----
          CASH PROVIDED BY OPERATING ACTIVITIES ................................       38                 62
                                                                                    -----              -----
INVESTING ACTIVITIES
Capital expenditures ...........................................................      (50)               (49)
Acquisition of businesses and other ............................................     (577)                (5)
                                                                                    -----              -----
          CASH USED FOR INVESTING ACTIVITIES ...................................     (627)               (54)
                                                                                    -----              -----

FINANCING ACTIVITIES
Net increase in short-term borrowings ..........................................       15                 36
Net increase (decrease) in revolving debt ......................................      175                (58)
Proceeds from issuance of notes ................................................      498                 --
Net (decrease) increase in other long-term debt ................................      (70)                21
                                                                                    -----              -----
      Net increase (decrease) in debt ..........................................      618                 (1)
Cash dividends .................................................................      (14)               (15)
Payment of interest rate settlement cost .......................................      (31)                --
Payment of Distribution tax obligation, net ....................................       --                (58)
                                                                                    -----              -----
        CASH PROVIDED BY (USED FOR) FINANCING
        ACTIVITIES .............................................................      573                (74)
                                                                                    -----              -----
DECREASE IN CASH ...............................................................      (16)               (66)
CASH AT BEGINNING OF PERIOD ....................................................       65                133
                                                                                    -----              -----
CASH AT END OF PERIOD ..........................................................    $  49              $  67
                                                                                    =====              =====

Income tax payments, excluding the payment of the Distribution tax obligation, were $18 million and $46 million in the six months ended March 31, 1999 and 1998, respectively.


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

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the results for the full year.

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

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Comprehensive income (loss), net of the related estimated tax, is summarized as follows (in millions):

                                                        Three Months Ended              Six Months Ended
                                                             March 31,                      March 31,
                                                    ---------------------------- -----------------------------
                                                       1999              1998          1999            1998
                                                    ------------      ---------- --------------   ------------

      Net income...............................     $     50          $     45       $     90        $     77
      Foreign currency translation.............          (62)               (9)           (69)            (30)
                                                    --------          --------       --------        --------

      Comprehensive income (loss)..............     $    (12)         $     36       $     21        $     47
                                                    ========          ========       ========        ========

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

3. On December 31, 1998, the company completed its acquisition of the heavy truck axle manufacturing operations of Volvo Truck Corporation based in Lindesberg, Sweden. With this acquisition and its associated worldwide axle supply agreement, the company became the primary supplier of heavy duty axles for Volvo's heavy truck operations. The purchase price was approximately $135 million in cash, $44 million of which is deferred.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The company also acquired the assets of Euclid Industries on December 28, 1998 and assumed substantially all of Euclid's liabilities. Euclid is a leading North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles and has been a premier participant in the North American heavy-duty aftermarket. For its fiscal year ended August 31, 1998, Euclid generated sales of more than $100 million.

      On January 29, 1999, the company acquired the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc for approximately $390 million in cash. The LucasVarity HVBS components include air drum and disc brakes, hydraulic brakes, wheel end components and aftermarket products. For its fiscal year ended January 1999, the HVBS business of LucasVarity had net sales of approximately $310 million.

      The following unaudited pro forma consolidated results of operations for the six months ended March 31, 1999 and 1998 assumes that each of the foregoing acquisitions occurred as of the beginning of each period (in millions, except per share amounts):

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                  1999             1998
                                                                                  ----             ----
                Net sales............................................            $2,280            $2,170
                                                                                 ======            ======
                Net income  .........................................            $   90            $   75
                                                                                 ======            ======
                Basic and diluted earnings per share.................            $ 1.30            $ 1.09
                                                                                 ======            ======

      The above acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the date of acquisition. The assets and liabilities have been recorded based upon preliminary estimates of fair value as of the dates of the acquisitions. The company does not believe the final allocation of the purchase prices will be materially different than the preliminary allocation.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Inventories are summarized as follows (in millions):

                                                                              March 31,         September 30,
                                                                                1999                1998
                                                                            ------------       ----------------

      Finished goods..............................................           $     169           $      143
      Work in process.............................................                 129                  120
      Raw materials, parts and supplies...........................                 145                  150
                                                                             ---------           ----------
           Total..................................................                 443                  413
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................                  51                   53
                                                                             ---------           ----------

           Inventories............................................           $     392           $      360
                                                                             =========           ==========

5. Other Current Assets are summarized as follows (in millions):

                                                                             March 31,          September 30,
                                                                                1999                1998
                                                                            ------------      ----------------

      Current deferred income taxes...............................           $     105           $      112
      Customer tooling............................................                  20                   20
      Prepaid expenses and other..................................                  26                   21
                                                                             ---------           ----------

           Other Current Assets...................................           $     151           $      153
                                                                             =========           ==========

6. Other Assets are summarized as follows (in millions):

                                                                              March 31,         September 30,
                                                                                1999                  1998
                                                                            ------------       ---------------

      Net deferred income taxes...................................            $     64           $      53
      Investments in affiliates...................................                  46                  46
      Prepaid pension costs.......................................                  30                  30
      Net capitalized computer software costs.....................                  23                  16
      Other.......................................................                  31                  20
                                                                              --------           ---------

           Other Assets...........................................            $    194           $     165
                                                                              ========           =========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    Other Current Liabilities are summarized as follows (in millions):

                                                                                   March 31,             September 30,
                                                                                      1999                    1998
                                                                                ------------------     -----------------

Accrued product warranties .....................................................    $   103                $    112
Accrued taxes other than income taxes ..........................................         34                      36
Accrued restructuring ..........................................................          6                      10
Accrued interest rate settlement cost ..........................................         --                      31
Other ..........................................................................         87                      40
                                                                                     ------                --------

           Other Current Liabilities ...........................................    $   230                $    229
                                                                                    =======                ========

8.    Long-term Debt is summarized as follows (in millions):

                                                                                   March 31,             September 30,
                                                                                      1999                    1998
                                                                                ------------------     -----------------
      Bank revolving Credit Facility..............................                  $   388                $    219
      Lines of credit.............................................                        8                      79
      6.8% notes due 2009, net of discount........................                      498                       -
      Other    ...................................................                       15                      15
                                                                                    -------                --------

           Long-term Debt.........................................                  $   909                $    313
                                                                                    =======                ========


      On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes due February 15, 2009. The notes were offered to the public at 99.553% of their principal amount, and were recorded net of this discount of approximately $2 million. The proceeds were used to repay existing indebtedness, including the $300 million unsecured term Credit Facility discussed below.

      On January 15, 1999 the company entered into a $300 million unsecured term Credit Facility with six banks. Interest rates under this Credit Facility were based on LIBOR plus 75 basis points. The company borrowed $300 million under this Credit Facility in January 1999. The facility was paid with proceeds from issuance of the company's 6.8% notes due February 15, 2009, and the facility was terminated in February 1999.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of March 31, 1999, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize risk of loss from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $191 million at March 31, 1999 and $212 million at September 30, 1998. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

      In anticipation of offering debt securities under the shelf Registration Statement described in Note 8, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

10.   Accrued Retirement Benefits consisted of the following (in millions):

                                                                              March 31,             September 30,
                                                                                1999                    1998
                                                                          ------------------     --------------------

      Accrued retirement medical costs............................            $     303              $      292
      Accrued pension costs.......................................                  111                     110
      Other.......................................................                   10                      12
                                                                              ---------              ----------
             Total................................................                  424                     414
      Amount classified as current liability......................                   36                      36
                                                                              ---------              ----------
             Accrued Retirement Benefits..........................            $     388              $      378
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.    Other Income - Net consisted of the following (in millions):

                                                        Three Months Ended                  Six Months Ended
                                                             March 31,                          March 31,
                                                    ----------------------------     --------------------------------
                                                       1999              1998              1999            1998
                                                    ------------      ----------     --------------     -------------

       Equity in earnings of affiliates.........     $       7          $       7         $     14        $     10
       Minority interests.......................            (5)                (3)              (8)             (7)
       Gain on the sale of property and
          businesses............................             -                  -                3               2
       Interest income..........................             1                  1                2               2
       Other....................................             1                  1                1               -
                                                     ---------          ---------         --------        --------

            Other Income - Net.................      $       4          $       6         $     12        $      7
                                                     =========          =========         ========        ========

12. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's consolidated financial position, results of operations or cash flows.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1999 Second Quarter Compared to 1998 Second Quarter

Sales of $1.2 billion for the 1999 second quarter, which include $122 million from recent acquisitions, increased by $195 million, or 20 percent, over the same period last year. Excluding acquisition sales and the related neutral earnings per share impact, sales increased by $73 million, or 8 percent. Sales growth for the second quarter includes the results of the three recent acquisitions, as well as market penetration gains from new Light Vehicle Systems product introductions and continued strong demand in the primary Heavy Vehicle Systems markets.

Net income for the 1999 second quarter was $50 million, or 72 cents per share, compared to $45 million or 64 cents per share last year. This represents an 8 cents or 13 percent increase in earnings per share for the second quarter of 1999 as compared to the same period in 1998. Second quarter operating margins improved to 8.5 percent, up from 8.4 percent in the same period last year. This improvement reflects the ongoing impact of the company's process improvement and cost reduction programs, which more than offset the impact of Meritor's three recent acquisitions. Excluding the impact of acquisitions, Meritor's second quarter operating margins improved by 40 basis points to 8.8 percent.

The company's process improvement and cost reduction programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Heavy Vehicle Systems (HVS) sales were $752 million for the second quarter of fiscal 1999, an increase of $160 million, or 27 percent, as compared to the second quarter of fiscal 1998. Excluding the impact of acquisitions, base HVS sales increased by $38 million or 6 percent. This sales growth reflects the continued strength of the North American heavy truck market, partially offset by anticipated government program changeovers and weaker sales in Brazil. Base HVS sales in North America increased by $55 million, or 12 percent, while European sales were flat and South American sales were down about $10 million. The company's North American sales increase is net of a $25 million sales decline related to planned government program changeovers.

                            MERITOR AUTOMOTIVE, INC.

Light Vehicle Systems (LVS) sales improved by 9 percent during the second fiscal quarter to $411 million, an increase of $35 million over the same period in 1998. Market penetration gains, principally fueled by the company's new door module and seat adjusting system products, drove the sales growth. LVS sales in North America increased by about $35 million, or 23 percent, while Asia Pacific sales were up around $5 million. European LVS sales were generally flat and South American sales were down roughly $5 million.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

For the first six months of fiscal 1999, the company's sales were $2.1 billion, up 12 percent over the same period last year, generating operating earnings of $168 million, an increase of 17 percent over 1998 results. The strong sales growth for the six months was driven by market penetration gains in the Light Vehicle Systems segment, continued demand for Heavy Vehicle Systems products and sales of $122 million from the company's three recent acquisitions.

Net income for the first six months of 1999 was $90 million, or $1.30 per share, up $13 million over last year's net income of $77 million, or $1.11 per share. This was an improvement of 17 percent in earnings per share. Operating margins increased to 8.0 percent for the first six months of 1999, from 7.7 percent for the same period last year, reflecting higher sales and savings generated from the company's process improvement and cost reduction programs (described previously), offset somewhat by the impact of the company's three recent acquisitions.

Heavy Vehicle Systems sales were $1.3 billion in the first six months of fiscal 1999, an increase of $161 million, or 14 percent, compared to the first six months of fiscal 1998. Excluding the impact of acquisitions, base HVS sales increased by $39 million or 3%. Sales increased across the company's core heavy truck products, including axles, transmissions, clutches, drivelines, and brake systems, reflecting the continued strength of the North American heavy truck market. These increases, however, were substantially offset by a decline in government product sales related to planned government program changeovers and weaker sales in Brazil due to lower heavy truck volumes.

Light Vehicle Systems sales were $797 million in the first six months of fiscal 1999, an increase of $67 million, or 9 percent, over the first six months of fiscal 1998. Sales growth for this business was driven by penetration gains, principally in the door and seat adjusting systems product lines. This growth was partially offset by decreased sales in roof systems as a result of customer platform launch delays in Mexico, lower vehicle product sales in Brazil and the adverse impact of currency translation.

                            MERITOR AUTOMOTIVE, INC.

The company continues to evaluate the overall global economic environment and the current outlook for the major served markets remains strong. In North America, the company expects light vehicle production to be up in fiscal 1999 by about 6 percent. The company expects the North American heavy- and medium-duty truck markets, which accounted for 24 percent of the company's 1998 sales, will achieve all-time record production levels exceeding 280,000 and 165,000 units, respectively. During fiscal 1999, the company estimates European light vehicle production to be about even with the prior year, and heavy truck production levels to be down moderately. As a result of the strength, diversity and balance of the company's products and served markets, the company expects to perform well in this environment, with earnings growth in the mid-teens for the second half of the fiscal year, including the modestly accretive impact of the company's three recent acquisitions.

FINANCIAL CONDITION

Cash provided by operating activities for the first six months of fiscal 1999 was $38 million, a decrease of $24 million as compared to the first six months of fiscal 1998. The decrease was due primarily to increases in working capital requirements, principally in accounts receivable and accounts payable.

Capital expenditures of $50 million in the 1999 six-month period included equipment for continued new product introductions, capacity expansion and new production processes. The company anticipates full year fiscal 1999 capital expenditures of approximately $150 million, excluding the effect of the acquisitions. Capital expenditures for the acquired businesses are expected to approximate $30 million during fiscal 1999.

The company's second quarter dividend of 10.5 cents per share was paid on March 15, 1999 to shareowners of record on February 22, 1999. On April 14, 1999, the board of directors declared a quarterly dividend of 10.5 cents per share on the company's common stock, payable June 7, 1999, to shareowners of record on May 17, 1999.

Cash provided by financing activities includes $618 million net increase in debt, of which $570 million was utilized to fund the acquisitions of businesses.

The company has pursued growth initiatives to further strengthen its position in the global automotive original equipment and aftermarket segments. As is discussed in Note 3 of the notes to consolidated financial statements, in late December 1998 and in January 1999 the company completed the acquisitions of three separate businesses. These transactions are expected to add sales on an annualized basis of approximately $700 million. The company's long-term debt to capitalization ratio increased to 74 percent at March 31, 1999 from 51 percent at September 30, 1998, reflecting the impact of these acquisitions.

                            MERITOR AUTOMOTIVE, INC.

After consideration of all three strategic acquisitions, Standard & Poor's and Moody's have reaffirmed their "BBB" and "Baa2" respective credit ratings for Meritor's debt.

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

On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes due February 15, 2009. The notes were offered to the public at 99.553% of their principal amount, and were recorded net of this discount of approximately $2 million. The proceeds were used to repay existing indebtedness, including the $300 million unsecured term Credit Facility discussed below.

On January 15, 1999 the company entered into a $300 million unsecured term Credit Facility with six banks. Interest rates under this Credit Facility were based on LIBOR plus 75 basis points. The company borrowed $300 million under this Credit Facility in January 1999. The facility was paid with proceeds from issuance of the company's 6.8% notes due February 15, 2009, and the facility was terminated in February 1999.

In anticipation of offering debt securities under the shelf Registration Statement described in Note 8 of the notes to consolidated financial statements, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1998 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at March 31, 1999 there has been no material change to this information.

                            MERITOR AUTOMOTIVE, INC.

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

                            MERITOR AUTOMOTIVE, INC.

Company's State of Readiness

The project is divided into four major sections - business and engineering, factory floor, IT infrastructure (hardware and software) and supply chain. Each section involves three phases: phase one - identification of risks; phase two - defining the scope of necessary corrections and preparation of related plans and cost estimates; and phase three-implementation of decisions to repair, replace or retire the systems in question.

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

The business and engineering section includes manufacturing, financial applications and remediation projects, critical core business system validation testing, aftermarket systems and supplemental systems. The factory floor section includes shop floor controls and facility systems. The IT infrastructure section includes PC/LAN hardware, software and peripherals; mainframe, midrange and UNIX systems; engineering workstations; and telecom/global carriers. The supply chain section includes formal communication with the company's significant customers, suppliers and critical service providers. The company estimates that all four areas will be substantially year 2000 compliant by June 30, 1999, with minor project completion and follow-up reviews scheduled through the remainder of 1999.

The following chart summarizes the status of completion by section for each phase of the project at March 31, 1999, excluding the recently acquired businesses, which are discussed below:

                                            Approximate Percentage Completed
                                            --------------------------------
                                            Phase 1      Phase 2     Phase 3
                                            -------      -------     -------
Business and Engineering                     100          100        90-100*
Factory floor                                100          100        45
IT Infrastructure                            100          100        80-100*
Supply Chain                                 100          100        25-75*
                           *Percentage of completion varies by location and by separate project within each section

Contingency Plans

The company is in the process of developing contingency plans designed to minimize any adverse effects that would result if timely compliance were not achieved, either internally or at the third party level. The planning process includes identification of the areas of the company's business and suppliers with the greatest potential of non-compliance and arrangements for alternate suppliers, backup systems or stockpiling of components in the affected areas. The company expects to complete its analysis and have contingency arrangements in place by September 30, 1999.

                            MERITOR AUTOMOTIVE, INC.

Costs

The company currently estimates that the aggregate cost of the year 2000 project will be approximately $26 million. These amounts exclude employee expense and computer equipment and upgrades that would have been purchased regardless of the year 2000 project. The company spent $2.9 million, $10.2 million and $0.7 million during the first six months of 1999 and fiscal 1998 and 1997, respectively, on the project. In the first six months of 1999, approximately $2.4 million of expenditures related to business and engineering systems and IT infrastructure and approximately $0.5 million related to the factory floor. In fiscal 1998, approximately $6.6 million of expenditures related to business and engineering systems and IT infrastructure and approximately $3.6 million related to the factory floor. These costs are being expensed as incurred and are being funded through operating cash flows and do not include costs that may be incurred as a result of the failure of third parties, including suppliers, to become year 2000 compliant or costs to implement contingency plans.

The company currently estimates that the costs incurred in connection with the Enterprise Resource Planning systems will be approximately $35 million, including costs of internal employees dedicated to the project. The company anticipates that approximately $30 million of the total costs will be capitalized and amortized over 5 years.

Company State of Readiness - Recent Acquisitions

As discussed in Note 3 of the notes to consolidated financial statements, the company completed the acquisition of three separate businesses in late December 1998 and in January 1999. The company has been in the process of analyzing the year 2000 compliance of the acquired facilities and has integrated each acquired business into the company's year 2000 compliance program. This process has included revalidation of the year 2000 compliance of the acquired facilities reported to the company at acquisition. Based on this analysis, the company expects that the additional costs to be incurred at the acquired facilities will not be material to the company, and that the acquired facilities should be substantially year 2000 compliant by June 30, 1999.

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

                            MERITOR AUTOMOTIVE, INC.

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

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 1999, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

         As previously reported under the headings "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and "Item 1. Legal Proceedings" in the company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, on July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in the amount of $1.25 million, and a judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. A separate trial with respect to the company's allegations of inequitable conduct by Eaton in obtaining its patent was held from April 19-21, 1999. The judge is expected to rule on this phase of the proceedings at the same time as he rules on Eaton's request for a permanent injunction and the damage issue. Meritor is considering further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the company, management believes the company's truck transmissions do not infringe Eaton's patent. The company intends to continue to defend this suit vigorously.

Item 2.    Changes in Securities and Use of Proceeds

         On January 4, 1999, the company issued 415 shares of Common Stock to Donald R. Beall, a non-employee director of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of quarterly retainer fees for board service. In addition, on February 10, 1999, the company issued 1,000 shares of Common Stock to each of the five non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                            MERITOR AUTOMOTIVE, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

           The annual meeting of shareowners of the company was held February 10, 1999. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

           (i) Election of directors: Harold A. Poling was elected to the Board of Directors, with a term expiring at the annual meeting of shareowners in 2002. A total of 60,799,260 shares were cast in favor and 675,796 votes were withheld. Abstentions and broker non-votes were not applicable. The other members of the Board of Directors, whose terms continued after the annual meeting, were Joseph B. Anderson, Jr., Donald R. Beall, John J. Creedon, Larry
                D. Yost and Charles H. Harff. One of the directors whose term expired at the 1999 Annual Meeting, Martin D. Walker, did not stand for re-election.

           (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 60,957,134 votes were cast in favor, 267,487 votes were cast against and 250,435 abstained from voting. Broker non-votes were not applicable.

                            MERITOR AUTOMOTIVE, INC.

Item 5.    Other Information

           (a)    Cautionary Statement

                  This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item  6.   Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  23 - Consent of M. Lee Murrah, Esq., Assistant General Counsel
                       of the company

                  27 - Financial Data Schedule

           (b)    Reports on Form 8-K

                   The company filed a Current Report on Form 8-K, dated February 25, 1999, reporting under Item 5, "Other Events," the issuance by the company on February 24, 1999, of $500 million of 6.8% notes due 2009, and filing under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," certain exhibits related to the issuance of the notes.

                   The company filed a Current Report on Form 8-K, dated February 16, 1999, filing under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits", an exhibit relating to the issuance by the company of its 6.8% Notes due 2009.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 MERITOR AUTOMOTIVE, INC.
                                             -----------------------------
                                                       (Registrant)




Date       May 14, 1999                      By  D.M. Stelfox
    -----------------------------                -------------------------------
                                                 D.M. Stelfox
                                                 Vice President and Controller
                                                 (For the Registrant and as
                                                 Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


23 - Consent of M. Lee Murrah, Esq., Assistant General Counsel of the company

27 - Financial Data Schedule