Form 10-Q
period 1999-06-30
MERITOR AUTOMOTIVE INC
filed 1999-08-16
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended              June 30, 1999
                               -------------------------------------------------


Commission file number                      1-13093
                         -------------------------------------------------------

                            Meritor Automotive, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                         38-3354643
--------------------------------------------------------------------------------
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


    2135 West Maple Road, Troy, Michigan                   48084-7186
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

69,118,093 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 1999.

                            MERITOR AUTOMOTIVE, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:


                                                                                                    Page
                                                                                                    No.

           Item 1.  Financial Statements:

                         Consolidated Balance Sheet - -
                         June 30, 1999 and September 30, 1998.................................       2

                         Statement of Consolidated Income - - Three Months
                         and Nine Months Ended June 30, 1999 and 1998.........................       3

                         Statement of Consolidated Cash Flows - -
                         Nine Months Ended June 30, 1999 and 1998.............................       4

                         Notes to Consolidated Financial Statements...........................       5

           Item 2.  Management's Discussion and Analysis
                    of Results of Operations and Financial Condition..........................      12

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk...............................................................      19


PART II    OTHER INFORMATION:

           Item 2.  Changes in Securities and Use of Proceeds.................................      20

           Item 5.  Other Information.........................................................      20

           Item 6.  Exhibits and Reports on Form 8-K..........................................      21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                     June 30,
                                                                                      1999                September 30,
                                                                                   (unaudited)                1998
                                                                                 -----------------     -----------------
                                 ASSETS                                                       (In millions)
Current assets:
     Cash                                                                              $    45              $    65
     Receivables (less allowance for doubtful accounts:
            June 30, 1999 and September 30, 1998, $11)....................                 796                  638
     Inventories..........................................................                 402                  360
     Other current assets.................................................                 146                  153
                                                                                       -------              -------
         Total current assets.............................................               1,389                1,216
                                                                                       -------              -------

Net property..............................................................                 763                  666
Net goodwill..............................................................                 437                   39
Other assets..............................................................                 228                  165
                                                                                       -------              -------

                      TOTAL...............................................             $ 2,817              $ 2,086
                                                                                       =======              =======

                LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt......................................................             $    23              $    34
     Accounts payable.....................................................                 653                  636
     Accrued compensation and benefits....................................                 141                  142
     Accrued income taxes.................................................                  41                   13
     Other current liabilities............................................                 257                  229
                                                                                       -------              -------
         Total current liabilities........................................               1,115                1,054

Long-term debt............................................................                 878                  313
Accrued retirement benefits...............................................                 383                  378
Other liabilities.........................................................                 107                   44

Minority interests........................................................                  37                   31

Shareowners' equity:
     Common stock
         (shares issued and outstanding: June 30, 1999, 69.1;
             and September 30, 1998, 69.0)................................                  69                   69
     Additional paid-in-capital...........................................                 158                  156
     Retained earnings....................................................                 225                  118
     Accumulated other comprehensive loss.................................                (155)                 (77)
                                                                                      --------              -------
         Total shareowners' equity........................................                 297                  266
                                                                                      --------              -------


                      TOTAL...............................................             $ 2,817              $ 2,086
                                                                                       =======              =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                   Three Months Ended    Nine Months Ended
                                                        June 30,             June 30,
                                                   ------------------    -----------------
                                                   1999        1998      1999       1998
                                                   ----        ----      ----       ----
                                                   (In millions, except per share amounts)
Sales .......................................   $ 1,217    $ 1,003    $ 3,324    $ 2,882
Cost of sales ...............................     1,035        852      2,844      2,466
                                                -------    -------    -------    -------

Gross margin ................................       182        151        480        416
Selling, general and administrative .........        74         63        204        184
Restructuring costs .........................        28       --           28       --
                                                -------    -------    -------    -------
Operating earnings ..........................        80         88        248        232

Other income-net ............................         3          3         15         10

Interest expense ............................       (18)       (11)       (48)       (32)
                                                -------    -------    -------    -------
Income before income taxes ..................        65         80        215        210

Provision for income taxes ..................       (26)       (33)       (86)       (86)
                                                -------    -------    -------    -------
Net income ..................................   $    39    $    47    $   129    $   124
                                                =======    =======    =======    =======

Basic and diluted earnings per share ........   $   .56    $   .68    $  1.86    $  1.79
                                                =======    =======    =======    =======
Cash dividends per common share .............   $  .105    $  .105    $  .315    $  .315
                                                =======    =======    =======    =======
Average common shares outstanding - basic and
     diluted ................................      69.1       69.0       69.1       69.0
                                                =======    =======    =======    =======




See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                  June 30,
                                                                                      ---------------------------
                                                                                         1999               1998
                                                                                      ----------       ----------
                                                                                               (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $   129             $  124
Adjustments to net income to arrive at cash provided by operating activities:
     Depreciation and amortization..............................................           94                 77
     Restructuring, net of expenditures.........................................           16                  -
     Pension contributions......................................................          (21)               (16)
     Other, net.................................................................           30                 11
     Changes in assets and liabilities, excluding effects of
       acquisitions.............................................................         (116)              (108)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING ACTIVITIES..................................          132                 88
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................          (99)               (80)
Acquisition of businesses and other.............................................         (570)                (6)
                                                                                      -------             ------
         CASH USED FOR INVESTING ACTIVITIES.....................................         (669)               (86)
                                                                                      -------             ------

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings................................           (4)                34
Net increase (decrease) in revolving debt.......................................          132                (48)
Proceeds from issuance of notes.................................................          498                  -
Net (decrease) increase in other long-term debt.................................          (56)                27
                                                                                      -------             ------
     Net increase in debt.......................................................          570                 13
Cash dividends..................................................................          (22)               (22)
Payment of interest rate settlement cost........................................          (31)                 -
Payment of Distribution tax obligation, net.....................................            -                (58)
                                                                                      -------             ------
         CASH PROVIDED BY (USED FOR) FINANCING
         ACTIVITIES.............................................................          517                (67)
                                                                                      -------             ------

DECREASE IN CASH................................................................          (20)               (65)
CASH AT BEGINNING OF PERIOD.....................................................           65                133
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    45             $   68
                                                                                      =======             ======





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

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results for the full year.

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

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Comprehensive income, net of the related estimated tax, is summarized as follows (in millions):

                                                        Three Months Ended            Nine Months Ended
                                                            June 30,                      June 30,
                                                    ----------------------------   ------------------------
                                                       1999              1998         1999            1998
                                                    ------------      ----------   -----------     --------
      Net income...............................     $     39          $     47     $   129        $    124
      Foreign currency translation.............           (9)                1         (78)            (29)
                                                    --------          --------     -------        --------

      Comprehensive income.....................     $     30          $     48     $    51        $     95
                                                    ========          ========     =======        ========

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for the company's fiscal year ending September 30, 1999. SFAS 131 requires disclosure of business and geographic segments in the consolidated financial statements of the company consistent with the way that management organizes the segments for making operating decisions and assessing performance. The company is currently analyzing the impact this standard will have on the disclosures in its fiscal 1999 year end financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits," effective for the company's fiscal year ending September 30, 1999. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In June 1999, the FASB amended SFAS 133 by issuing Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". The new standard delays the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The company is currently analyzing the impact SFAS 133 will have on its financial statements.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      The following unaudited pro forma consolidated results of operations for the nine months ended June 30, 1999 and 1998 assume that each of the foregoing acquisitions occurred as of the beginning of each period (in millions, except per share amounts):

                                                                Nine Months Ended
                                                                     June 30,
                                                               -------- -----------
                                                                 1999     1998
                                                               -------- -----------
        Net sales..........................................      $3,497   $3,342
                                                                 ======   ======

        Net income.........................................      $  129   $  123
                                                                 ======   ======

        Basic and diluted earnings per share...............      $ 1.86   $ 1.78
                                                                 ======   ======


      The above acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the date of acquisition. The assets and liabilities have been recorded based upon estimates of fair value as of the dates of the acquisitions. The company does not believe the final allocation of the purchase prices will be materially different than the preliminary allocation.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. In June 1999, the company recorded restructuring charges of $28 million ($17 million after tax) related to workforce reductions and other manufacturing cost reduction programs. The provision includes severance and other employee costs of about $16 million related to a net reduction of approximately 300 employees, with the balance primarily associated with facility related costs from the rationalization of operations. Approximately $1 million had been spent by June 30, 1999, with approximately $17 million remaining in other current liabilities. The company expects the remaining restructuring actions will be substantially completed by the end of fiscal year 2000.

5.    Inventories are summarized as follows (in millions):

                                                                        June 30,        September 30,
                                                                          1999              1998
                                                                   ---------------- ------------------
      Finished goods..............................................     $     181         $      143
      Work in process.............................................           117                120
      Raw materials, parts and supplies...........................           156                150
                                                                       ---------         ----------
           Total..................................................           454                413
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................            52                 53
                                                                       ---------         ----------

           Inventories............................................     $     402         $      360
                                                                       =========         ==========

6. Other Current Assets are summarized as follows (in millions):

                                                                        June 30,        September 30,
                                                                          1999              1998
                                                                    ----------------- ------------------
      Current deferred income taxes...............................      $     104        $      112
      Customer tooling............................................             23                20
      Prepaid expenses and other..................................             19                21
                                                                        ---------        ----------

           Other Current Assets...................................      $     146        $      153
                                                                        =========        ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7. Other Assets are summarized as follows (in millions):

                                                                         June 30,              September 30,
                                                                           1999                    1998
                                                                     ------------------     --------------------
      Net deferred income taxes...................................       $      53              $       53
      Investments in affiliates...................................              47                      46
      Prepaid pension costs.......................................              68                      30
      Net capitalized computer software costs.....................              29                      16
      Other.......................................................              31                      20
                                                                         ---------              ----------

           Other Assets...........................................       $     228              $      165
                                                                         =========              ==========

8. Other Current Liabilities are summarized as follows (in millions):

                                                                        June 30,              September 30,
                                                                          1999                    1998
                                                                    ------------------     --------------------
      Accrued product warranties..................................      $     101              $      112
      Accrued taxes other than income taxes.......................             37                      36
      Accrued restructuring.......................................             20                      10
      Accrued interest rate settlement cost.......................              -                      31
      Other.......................................................             99                      40
                                                                        ---------              ----------

           Other Current Liabilities..............................      $     257              $      229
                                                                        =========              ==========

9. Long-term Debt is summarized as follows (in millions):

                                                                          June 30,              September 30,
                                                                            1999                    1998
                                                                      ------------------     --------------------
      6.8% notes due 2009, net of discount........................        $     498              $        -
      Bank revolving Credit Facility..............................              342                     219
      Lines of credit.............................................               23                      79
      Other    ...................................................               15                      15
                                                                          ---------              ----------

           Long-term Debt.........................................        $     878              $      313
                                                                          =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes due February 15, 2009. The notes were offered to the public at 99.553% of their principal amount, and were recorded net of discount of approximately $2 million. The proceeds were used to repay existing indebtedness, including the $300 million unsecured term Credit Facility discussed below.

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

10. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of June 30, 1999, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize risk of loss from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $240 million at June 30, 1999 and $212 million at September 30, 1998. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

      In anticipation of offering debt securities under the shelf Registration Statement described in Note 9, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. Accrued Retirement Benefits consisted of the following (in millions):

                                                                              June 30,              September 30,
                                                                                1999                    1998
                                                                          ------------------     --------------------
      Accrued retirement medical costs............................            $     302              $      292
      Accrued pension costs.......................................                  105                     110
      Other.......................................................                   12                      12
                                                                              ---------              ----------
             Total................................................                  419                     414
      Amount classified as current liability......................                   36                      36
                                                                              ---------              ----------
             Accrued Retirement Benefits                                      $     383              $      378
                                                                              =========              ==========

12. Other Income - Net consisted of the following (in millions):

                                                           Three Months Ended               Nine Months Ended
                                                                June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                          1999             1998           1999            1998
                                                       ------------     -----------    -----------    -------------
      Equity in earnings of affiliates.........         $      8        $      9       $     22       $     19
      Minority interests......................                (5)             (4)           (13)           (11)
      (Loss) gain on the sale of property
         and businesses......................                 (2)             (1)             1              1
      Interest income.........................                 1               1              3              3
      Other.....................................               1              (2)             2             (2)
                                                        --------        --------       --------       --------

           Other Income - Net................           $      3        $      3       $     15       $     10
                                                        ========        ========       ========       ========

13. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's consolidated financial position, results of operations or cash flows.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

1999 Third Quarter Compared to 1998 Third Quarter

Sales for the third quarter 1999 of $1,217 million increased by $214 million, or 21 percent, over the same period last year. Record demand in the primary North American Heavy Vehicle Systems markets, market penetration gains from Light Vehicle Systems new product introductions and the three recent acquisitions drove the sales performance. Sales increased by $70 million, or 7 percent, excluding sales from the three recent acquisitions of $144 million.

Net income was $39 million, or 56 cents per share, for the third quarter of 1999. Excluding the impact of restructuring charges recorded in the third quarter of 1999 (described below), net income was $56 million, or 81 cents per share, compared to $47 million, or 68 cents per share last year, representing a 19 percent increase in earnings per share. Earnings per share (EPS) increased by 12 cents, or 18 percent excluding the contribution of 1 cent from the recent acquisitions and the impact of the restructuring. Third quarter operating margins, including the restructuring, were 6.6 percent. Third quarter operating margins, before restructuring, improved to 8.9 percent, up from 8.8 percent for the same period last year. Excluding the acquisitions and their associated goodwill amortization, the company's third quarter operating margins improved by 30 basis points to 9.1 percent. This improvement reflects the company's continued focus on process improvement and cost reduction programs.

The company's process improvement and cost reduction programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Meritor recorded a third quarter 1999 charge of $28 million ($17 million after tax, or 25 cents per share) for restructuring actions that it expects will significantly improve operational efficiencies, reduce costs and expand operating margins. The company estimates that the restructuring actions will reduce operating costs by approximately $12 million ($7 million after tax, or 10 cents per share) in fiscal year 2000 and by approximately $15 million ($9 million after tax, or 13 cents per share) annually, beginning the following fiscal year.

                            MERITOR AUTOMOTIVE, INC.

Heavy Vehicle Systems (HVS) sales were $807 million for the third quarter of fiscal 1999, an increase of $197 million, or 32 percent, as compared to the third quarter last year. Excluding acquisitions, HVS sales increased $53 million, or 9 percent. The sales growth reflects the continuing strength of the North American heavy truck market, partially offset by a decline related to planned government program changeovers and weaker sales in Europe and Brazil. Excluding acquisitions, HVS sales in North America increased $77 million, or 17 percent, while European sales were down about $13 million, or 13 percent, and South American sales were down $15 million, or 48 percent. HVS sales in the Asia/Pacific region were up about $4 million.

Light Vehicle Systems (LVS) sales grew $17 million, or 4 percent, in the third fiscal quarter to $410 million, as compared to the same quarter last year. Sales growth for this business was driven by strong North American vehicle volumes and market penetration gains, principally in the seat adjusting, door, North American roof and suspension systems product lines. This growth was partially offset by lower roof systems sales in Europe and the negative impact of currency translation on European sales. LVS sales in North America increased about $41 million, or 27 percent, while sales in Europe were down $25 million, or 13 percent. Sales in the rest of the world were up slightly.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

For the nine months ended June 30, 1999, sales were $3,324 million, up 15 percent over the same period last year. Operating earnings were $248 million for the first nine months of 1999. Operating earnings, before restructuring, were $276 million, up 19 percent, while operating margins increased 30 basis points to 8.3 percent. The operating margin improvement reflects higher sales and savings generated from the company's cost reduction and productivity improvement programs, somewhat offset by the impact of acquisitions and their related goodwill amortization.

Net income was $129 million, or $1.86 per share, for the first nine months of fiscal 1999. Excluding the restructuring charge, net income for fiscal 1999's first nine months was $146 million, or $2.11 per share. This was 18 percent higher than last year's net income of $124 million, or $1.79 per share.

Heavy Vehicle Systems sales in the first nine months of 1999 and 1998 were $2,117 million and $1,759 million, respectively. Excluding the impact of acquisitions, base HVS sales increased by $92 million or 5 percent. Sales increased across all of the company's core heavy truck products, including axles, transmissions, clutches, drivelines, and brake systems, reflecting the continued strength of the North American heavy truck market. A decline in government product sales relating to planned government program changeovers, and weaker sales in Brazil and Europe due to lower heavy truck volumes, offset some of these gains.

                            MERITOR AUTOMOTIVE, INC.

Light Vehicle Systems sales improved by 7 percent in the first nine months of fiscal 1999 to $1,207 million, an increase of $84 million over the same period in 1998. Sales growth for this business was driven by penetration gains, principally in the door and seat adjusting systems product lines. This growth was partially offset by decreased sales in roof systems as a result of customer platform launch delays in Mexico, lower vehicle product sales in Brazil and the adverse impact of currency translation.

The company continues to evaluate the overall global economic environment and the current outlook for the major served markets remains strong. The company expects record production levels approaching 300,000 and 180,000 units, respectively, for North American heavy- and medium-duty trucks in this fiscal year. In addition, the company forecasts North American light vehicle production to be up about 9 percent in fiscal 1999, while European production is estimated to be flat for light vehicles and down moderately for heavy trucks. The company believes that the strength, balance and diversity of its products and served markets provide a solid base to meet global customer demands and to achieve the company's long-term financial goals to grow internally, on an average annual basis, sales by 8 percent and earnings per share by 15 percent.

The above mentioned restructuring actions and the planned joint venture with ZF Friedrichshafen AG to manufacture and market in North America medium- and heavy-duty truck transmissions (discussed below) are examples of the strategies the company is pursuing to further enhance long-term shareowner value.

FINANCIAL CONDITION

Cash provided by operating activities for the first nine months of fiscal 1999 was $132 million, an increase of $44 million as compared to the first nine months of fiscal 1998. The increase was driven by an increase in net income of $5 million, after the impact of the 1999 restructuring charge of $17 million (after tax), and an increase in non-cash depreciation and amortization charges, primarily attributed to the recent acquisitions

Capital expenditures of $99 million in the 1999 nine-month period included equipment for continued new product introductions, capacity expansion and new production processes and costs incurred in connection with the implementation of the Enterprise Resource Planning system. The company anticipates full year fiscal 1999 capital expenditures of approximately $180 million, including approximately $30 million by the acquired businesses.

The company's third quarter dividend of 10.5 cents per share was paid on June 7, 1999 to shareowners of record on May 17, 1999. On July 14, 1999, the board of directors declared a quarterly dividend of 10.5 cents per share on the company's common stock, payable September 7, 1999, to shareowners of record on August 16, 1999.

                            MERITOR AUTOMOTIVE, INC.

Cash provided by financing activities includes a $570 million net increase in debt, mainly utilized to fund the acquisitions of businesses.

The company has pursued growth initiatives to further strengthen its position in the global aftermarket and automotive original equipment markets. As is discussed in Note 3 of the notes to consolidated financial statements, in late December 1998 and in January 1999 the company completed the acquisitions of three separate businesses. These transactions are expected to add sales on an annualized basis of approximately $700 million. The company's long-term debt to capitalization ratio decreased to 72 percent at June 30, 1999, from 74 percent at March 31, 1999. The increase from 51 percent at September 30, 1998 reflects the three acquisitions.

In June 1999, the company announced its intention to form a joint venture with ZF Friedrichshafen AG to produce technologically-advanced medium- and heavy-duty transmissions for heavy vehicle original equipment manufacturers and the aftermarket, for the United States, Canada and Mexico. The joint venture will combine the strengths of Meritor's marketing and distribution capabilities and existing line of transmission products with ZF's technological expertise to engineer advanced truck transmission components and systems. ZF and Meritor will each own 50 percent of the new venture, which will be based at the Meritor Transmission manufacturing plant in Laurinburg, North Carolina. The transaction is expected to close in August 1999.

Meritor regularly considers various strategic and business opportunities, including acquisitions. Although no assurance can be given as to whether or when any additional acquisitions will be consummated, if agreement were to be reached, the company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, could further increase the company's debt to capitalization ratio.

On April 9, 1998, the company filed a shelf Registration Statement with the Securities and Exchange Commission covering up to $500 million aggregate principal amount of debt securities. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes due February 15, 2009. The notes were offered to the public at 99.553% of their principal amount, and were recorded net of discount of approximately $2 million. The proceeds were used to repay existing indebtedness, including the $300 million unsecured term Credit Facility discussed below.

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

                            MERITOR AUTOMOTIVE, INC.

In anticipation of offering debt securities under the shelf Registration Statement described in Note 9 of the notes to consolidated financial statements, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance of the debt securities did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in payment of $31 million, which was accrued and included in Other Current Liabilities at September 30, 1998.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1998 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at June 30, 1999 there has been no material change to this information.

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

The company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

                            MERITOR AUTOMOTIVE, INC.

YEAR 2000 READINESS DISCLOSURE

Background

The company initiated a company-wide year 2000 project to determine whether the company's Information Technology ("IT") and non-IT systems are year 2000 compliant and to identify and implement the remedial actions necessary to effect compliance. None of the company's other IT projects have been significantly delayed due to the year 2000 project. The year 2000 project also includes an assessment of compliance at the supplier and service provider level to minimize supply and service disruptions. In addition, certain of the company's locations are implementing Enterprise Resource Planning systems. It is anticipated that these systems will be in place in 1999 and will be year 2000 compliant. Because the company's customer base is diverse, fewer resources of the project have been directed to the area of customer compliance.

As discussed in Note 3 of the notes to consolidated financial statements, the company completed the acquisition of three separate businesses in late December 1998 and in January 1999. The company has analyzed the year 2000 compliance of the acquired facilities and has integrated each acquired business into the company's year 2000 compliance program.

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

The business and engineering section includes manufacturing, financial applications and remediation projects, critical core business system validation testing, aftermarket systems and supplemental systems. The factory floor section includes shop floor controls and facility systems. The IT infrastructure section includes PC/LAN hardware, software and peripherals; mainframe, midrange and UNIX systems; engineering workstations; and telecom/global carriers. The supply chain section includes formal communication with the company's significant customers, suppliers and critical service providers. All four areas were substantially year 2000 compliant by June 30, 1999, with minor project completion and follow-up reviews scheduled through the remainder of 1999.

                            MERITOR AUTOMOTIVE, INC.

The following chart summarizes the status of completion by section for each phase of the project at June 30, 1999, including the recently acquired businesses:

                                            Approximate Percentage Completed
                                            Phase 1  Phase 2  Phase 3
                                            -------  -------  ----------
Business and engineering                    100       100     95 - 100*
Factory floor                               100       100     98
IT infrastructure                           100       100     95 - 100*
Supply chain                                100       100     80

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

Costs

The company currently estimates that the aggregate cost of the year 2000 project will be approximately $25 million. These amounts exclude employee expense and computer equipment and upgrades that would have been purchased regardless of the year 2000 project. The company spent $4.7 million, $10.2 million and $.7 million during the first nine months of fiscal 1999 and fiscal 1998 and 1997, respectively, on the project. In the first nine months of fiscal 1999, approximately $3.9 million of expenditures related to business and engineering systems and IT infrastructure and approximately $.8 million related to the factory floor and supply chain. In fiscal 1998, approximately $6.6 million of expenditures related to business and engineering systems and IT infrastructure and approximately $3.6 million related to the factory floor. These costs are being expensed as incurred and are being funded through operating cash flows and do not include costs that may be incurred as a result of the failure of third parties, including suppliers, to become year 2000 compliant or costs to implement contingency plans.

                            MERITOR AUTOMOTIVE, INC.

Risks

Incomplete or untimely resolution of the year 2000 issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows. The year 2000 project is expected to significantly reduce the company's level of uncertainty about year 2000 issues. The company believes that completed and planned modifications and conversions of its internal IT and non-IT systems will allow it to be year 2000 compliant in a timely manner. However, due to the general uncertainty inherent with year 2000 compliance, the company is unable to determine at this time whether the consequences of year 2000 failures by third parties will have a material impact on the company.

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

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 1999, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           On April 1, 1999, the company issued to Donald R. Beall, a non-employee director of the company, 546 shares of Common Stock in lieu of cash payment of quarterly retainer fees for board service. In addition, on April 14, 1999, the company issued to James E. Marley, a newly-elected non-employee director of the company, 516 shares of Common Stock in lieu of cash payment of quarterly retainer fees for board service, and an additional 1,000 shares of Common Stock. All of these shares were issued pursuant to the terms of the company's Directors Stock Plan and, in each case, the issuance was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 5.    Other Information

           Cautionary Statement

                     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                            MERITOR AUTOMOTIVE, INC.



Item  6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 27 - Financial Data Schedule

           (b) Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MERITOR AUTOMOTIVE, INC.
                                           -------------------------------------
                                                 (Registrant)




Date       August 16, 1999                 By    /s/ D.M. Stelfox
         --------------------------              -------------------------------
                                                 D.M. Stelfox
                                                 Vice President and Controller
                                                 (For the Registrant and as
                                                 Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule