Form 10-K405
period 1999-09-30
MERITOR AUTOMOTIVE INC
filed 1999-12-20
CIK 1040616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 1-13093

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 1999 was approximately $1.12 billion.

     65,733,537 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 1999 is incorporated by reference into Part I, Part II and Part IV.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 9, 2000 is incorporated by reference into Part III.

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

     Whenever an item of this Annual Report on Form 10-K refers to information under specific captions of the 1999 Annual Report to Shareowners of the Company (the "1999 Annual Report") or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 9, 2000 (the "2000 Proxy Statement"), the information is incorporated in that item by reference.

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

     Meritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers, and the aftermarket. Its ten largest customers accounted for 64% of total fiscal 1999 sales. The Company operated 68 manufacturing facilities around the world in fiscal 1999. Sales outside the United States accounted for approximately 49% of total sales in fiscal 1999.

     The Company serves its customers worldwide through two operating segments:
Heavy Vehicle Systems ("HVS") and Light Vehicle Systems ("LVS"). In fiscal 1999, HVS supplied drivetrain systems and components, including axles, brakes, transmissions, clutches and drivelines, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles, including military, bus and coach, and fire and rescue. Within HVS, the Company distinguishes between sales of original equipment systems and components and sales to the aftermarket. In fiscal 1999, LVS supplied roof, door, access control, suspension and seat adjusting systems and wheel products for passenger cars, light trucks and sport utility vehicles. (See "Joint Ventures" and "Strategic Initiatives" below for information with respect to the transfer of HVS' transmission and clutch business to a new 50% owned joint venture in August 1999 and the sale of LVS' seat adjusting systems business in November 1999.)

     Note 21 of the Notes to Consolidated Financial Statements in the 1999 Annual Report contains financial information by segment for the three years ended September 30, 1999, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on HVS and LVS sales by product for each of the three years ended September 30, 1999.

     Meritor began operations separate from Rockwell on September 30, 1997 and, accordingly, does not have an operating history as an independent company prior to that date. The financial information included or incorporated by reference in this Annual Report on Form 10-K for periods prior to September 30, 1997 reflects the Automotive Business as part of Rockwell and may not necessarily be indicative of the results of operations, financial position and cash flows of the Company had it been a separate, independent company during these periods. The consolidated financial statements for periods as of and after September 30, 1997 are those of the Company and its subsidiaries.

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

     As OEMs expand geographically to access new markets, they are able to achieve significant cost savings and enhanced product quality and consistency by sourcing from the most capable full-service global suppliers. OEMs and suppliers also have the opportunity to take advantage of economies of scale through global sourcing of components and systems and by designing platforms that can be used in different geographic markets but still be adapted to local preferences.

     OEMs are responding to global competitive pressures to improve quality and reduce manufacturing costs and related capital investments by outsourcing products that historically have been engineered and manufactured internally. Outsourcing enables OEMs to focus on their core design, assembly and marketing capabilities. In markets addressed by LVS, this increased outsourcing trend has extended not only to components, but to entire modules and systems, requiring suppliers to provide a higher level of engineering, design, electromechanical and systems integration expertise in order to remain competitive. Increased outsourcing by light vehicle OEMs has produced higher overall per vehicle sales by independent suppliers. Such increased outsourcing can result in supplier sales growth independent of the overall automotive industry growth trend.

     OEMs also are reducing their total number of suppliers and are more frequently entering into supply arrangements with the most capable global suppliers. Increasingly, the criteria for selection include quality, cost and responsiveness, as well as certain full-service capabilities, including design and engineering. This trend and the globalization trend described above have contributed to the consolidation of automotive suppliers into larger, more efficient and more capable companies.

BUSINESS STRATEGIES

     Meritor has developed leadership market positions as it has grown into a global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles worldwide. Meritor seeks to enhance its leadership positions and capitalize on its existing customer, product and geographic strengths, as well as the industry trends described above, and to increase its sales, earnings and profitability. To achieve these goals, Meritor employs the following business strategies:

     Continuously Improve Core Business Processes. The Company is continuously seeking to improve its core business processes, through investment in information technology and capital equipment, rationalization of production among facilities, deintegration of non-core processes, establishment of flexible assembly sites and simplification and increased commonality of products. The goals of these actions are to reduce product costs, improve product quality and lower required asset investment levels, which should result in reduced product development times and more flexibility to meet customer needs.

     Capitalize on Customer Outsourcing Activities. A significant growth strategy of the Company is to provide lower cost and higher quality products to customers that are increasing their outsourcing activities. Management believes truck and trailer OEMs in Europe will increasingly outsource in order to achieve cost and efficiency advantages. The Company works closely with current and prospective customers worldwide to identify and implement mutually beneficial outsourcing opportunities. As part of this strategy, in December 1998, the Company acquired Volvo Truck Corporation's heavy truck axle manufacturing operations in

Lindesberg, Sweden, and entered into a related worldwide axle supply agreement with Volvo. See "Strategic Initiatives" below.

     The Company has sought and will continue to seek to utilize its broad product lines and its design, engineering and manufacturing expertise by expanding its sales of higher value modules and systems. The Company will seek to utilize its leadership positions in the supply of electromechanical systems to light vehicle OEMs and its ability to provide drivetrain systems to truck and specialty vehicle OEMs to capitalize on this anticipated customer demand.

     Leverage Geographic Strengths. Geographic expansion to meet the global sourcing needs of customers and to address new markets will continue to be an important element of the Company's growth strategy. Management believes opportunities exist to increase further the Company's presence in the North American light vehicle market, where its sales of light vehicle products increased from approximately $575 million in fiscal 1998 to approximately $702 million in fiscal 1999. The Company also believes there are opportunities to increase sales to heavy-duty and medium-duty commercial vehicle OEMs in Europe, building on established customer relationships with their North American affiliates and the Company's existing manufacturing presence in Europe. Emerging markets such as the Asia-Pacific region and South America also present growth opportunities as demand for commercial, specialty and light vehicles increases in these areas. In evaluating opportunities in these emerging markets, the Company will continue to assess the economic situation in these regions and its potential effect on the Company's businesses and served markets.

     The Company implemented this strategy during fiscal 1999 with the acquisition of Volvo Truck Corporation's heavy truck axle manufacturing operations in Lindesberg, Sweden, and LucasVarity plc's Heavy Vehicle Braking Systems business (see "Strategic Initiatives" below). These acquisitions increased HVS' manufacturing capability and presence in Europe.

     Introduce New Systems and Technologies. Meritor plans to continue investing in new technologies and product development. Meritor also plans to continue working closely with its customers to develop and implement design, engineering, manufacturing and quality improvements. The Company will draw upon the engineering resources of its Technical Center in Troy, Michigan and its engineering centers of expertise in the United States, Brazil, France, Germany and the United Kingdom. See "Research and Development" below.

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in the Company's efforts to achieve its growth objectives. LVS is implementing this strategy by developing and strengthening its market position in two areas: aperture systems, including door, access control and roof systems, and undercarriage components and systems, including suspensions, wheels, corner modules and other components. See "Products -- Light Vehicle Systems" below.

     Expand Aftermarket Business. Meritor believes that the aftermarket offers significant growth opportunities and is pursuing expansion of its Aftermarket business. In furtherance of this strategy, in December 1998, the Company acquired Euclid Industries, a North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles. See "Strategic Initiatives" below.

     The Company's fiscal 1999 Aftermarket sales were $415 million, representing sales of components and services principally to HVS North American customers. The Company is expanding its Aftermarket business by utilizing its advanced distribution centers in Florence, Kentucky and Mayfield Village, Ohio and by leveraging its existing aftermarket channels with new products, both those manufactured by the Company and those manufactured by others and sold by the Company under distribution agreements.

     Selectively Pursue Strategic Opportunities. The Company regularly evaluates various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. The Company intends to continue to pursue selectively alliances and acquisitions that would allow it to gain access to new customers and technologies, penetrate new geographic markets and enter new product markets. The Company also intends to continue to review the prospects of its existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued.

     Since the beginning of fiscal 1999, the Company has acquired three businesses (Volvo Truck Corporation's heavy truck axle manufacturing operations, LucasVarity plc's Heavy Vehicle Braking Systems business and Euclid Industries) and sold its seat adjusting systems business (see "Strategic Initiatives" below). The Company also entered into a joint venture in fiscal 1999 with ZF Friedrichshafen AG ("ZF") to produce transmissions for the North American heavy vehicle market (see "Joint Ventures" below).

PRODUCTS

     Meritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, the Company provides its truck and trailer products and off-highway and specialty products to OEMs, dealers, distributors, fleets and other end-users in the aftermarket.

     The following chart depicts HVS and LVS sales by product for each of the three fiscal years ended September 30, 1999. A narrative description of the principal products of the Company's two operating segments follows the chart. See "Strategic Initiatives" below for information with respect to businesses acquired in fiscal 1999 that have enhanced the Company's product lines.

                                SALES BY PRODUCT

                                                               FISCAL YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
HVS:
  Original Equipment:
     Truck and Trailer Axles and Brakes.....................   39%     34%     32%
     Off-Highway, Specialty and Government Products.........   12      14      14
     Transmissions, Clutches, Drivelines and Other*.........    5       5       4
  Aftermarket...............................................    9       8       9
                                                              ---     ---     ---
          Total HVS.........................................   65%     61%     59%
                                                              ---     ---     ---
LVS:
  Door Systems..............................................   13%     13%     12%
  Roof Systems..............................................    7      10      13
  Suspension Systems........................................    5       5       5
  Access Control Systems....................................    4       5       6
  Wheel Products............................................    3       4       4
  Seat Adjusting Systems**..................................    3       2       1
                                                              ---     ---     ---
          Total LVS.........................................   35%     39%     41%
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

---------------
 * In August 1999 the Company transferred its transmission and clutch businesses to a new joint venture 50% owned by the Company. See "Joint Ventures" below.

** In November 1999 the Company sold its seat adjusting systems business. See
   "Strategic Initiatives" below.

  Heavy Vehicle Systems

     Truck and Trailer Products

     Truck Axles. Meritor is one of the world's leading independent suppliers of axles for heavy-duty commercial vehicles. The Company's axle manufacturing facilities located in the United States, Brazil, England, Sweden and Italy produce axles for medium- and heavy-duty commercial vehicles. The Company's extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. The Company's front steer and rear drive axles can be equipped with the Company's cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     Brakes. The Company is a leading independent supplier of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. Through manufacturing facilities located in the United States, Canada, the United Kingdom and Italy, the Company manufactures a broad range of foundation air brakes as well as automatic slack adjusters for brake systems. The Company's foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability, air disc brakes, which provide fade resistant braking for demanding applications, wedge drum brakes, which are lightweight and provide automatic internal wear adjustment, hydraulic brakes and wheel end components such as hubs, drums and rotors.

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

     In 1995, federal regulations were adopted requiring that new heavy-duty and medium-duty vehicles sold in the United States be equipped with ABS. Under these regulations ABS are now required on all truck-tractors, on all trailers, single-unit trucks and buses with air brakes manufactured after March 1, 1998, and on all trucks and buses with hydraulic brakes manufactured after March 1, 1999.

     Trailer Products. Meritor believes it is the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. The Company's trailer axles are available in over forty models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with the Company's broad range of brake products, including ABS. In addition, the Company supplies trailer air suspension products for which it has strong market positions in Europe and a market presence in North America.

     Transmissions and Clutches. The Company introduced its transmission product line in 1989, enabling it to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The Company's range of transmission models includes its Engine Synchro Shift(TM) transmission for heavy-duty trucks that is designed to reduce gear shifting effort for drivers and reduce wear on clutches and other drivetrain components in a cost efficient manner by synchronizing engine speed to road speed shifts without use of the clutch. (See Item 3. Legal Proceedings for information with respect to a patent infringement lawsuit filed against the Company by Eaton Corporation and an adverse judgment in the case.) The Company also supplies clutches, including diaphragm-spring clutches.

     In fiscal 1999, the Company transferred its transmission and clutch businesses to a new 50%-owned joint venture. See "Joint Ventures" below.

     Drivelines and Other Products. Meritor also supplies universal joints and driveline components. The Company believes that its Permalube(TM) universal joint is currently the only permanently lubricated universal joint used in the high mileage on-highway market.

     Off-Highway, Specialty and Government Products

     Off-Highway Vehicle Products. The Company supplies heavy-duty axles, brakes and drivelines for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry, in North America, South America, Europe and the Asia-Pacific region. These products are designed to tolerate high tonnages and operate under extreme conditions.

     Specialty Vehicle Products. The Company supplies axles, brakes and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and is the leading supplier of bus and coach axles and brakes in North America.

     Government Products. The Company supplies axles, brakes, brake system components including ABS, trailer products, transfer cases and drivelines for use in medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

  Light Vehicle Systems

     Door Systems. The Company is the world's leading supplier of manual and power window regulators and a leading supplier of integrated door modules and systems. In fiscal 1999, the Company manufactured window regulators at plants in North America, South America, Europe and the Asia-Pacific region for light vehicle and heavy-duty commercial vehicle manufacturers. The Company's wide range of power and manual door system products utilizes numerous technologies and offers the Company's own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels. In fiscal 1999, the Company entered into an alliance with Sommer Allibert, a French-based global producer of complete car interiors, to jointly develop and produce integrated mechanized components and interior door trim panels.

     Roof Systems. Meritor is one of the world's leading independent suppliers of sunroofs and roof systems products, including its Golde(R) brand sunroofs, for use in passenger cars, light trucks and sport utility vehicles. During fiscal 1998 and 1999, the Company introduced one-piece, modular roof systems that provide OEMs with cost savings by reducing assembly time and parts. One of these roof modules is supplied to DaimlerChrysler AG for use in its Smart Car. The Company has roof system manufacturing facilities in North America, Europe and the Asia-Pacific region.

     Meritor's North American sunroof sales increased in fiscal 1997, 1998 and 1999, reflecting increased demand in North America. However, demand for sunroofs in the European light vehicle market decreased in fiscal 1997, 1998 and 1999 due to increasing popularity of air conditioning. This trend, which may continue, had a negative impact on the Company's European sales in those periods. See "Chief Financial Officer's Review - Management's Discussion and
Analysis -- Results of Operations" in the 1999 Annual Report.

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

     Access Control Systems. Meritor supplies manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers, with leadership market positions in Europe and a market presence in North America and the Asia-Pacific region. The Company's access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. The Company has access control systems manufacturing facilities in North America, Europe and the Asia-Pacific region.

     Wheel Products. Meritor is a leading supplier of wheel products to the light vehicle OEM market, principally in North and South America. The Company has wheel manufacturing facilities in Brazil and Mexico.

     Seat Adjusting Systems. In fiscal 1999, the Company supplied manual and power seat adjusting systems for passenger cars, light trucks and sport utility vehicles, principally in North America. The Company's seat adjusting system products featured systems with integrated electronic memory and electric motors manufactured by the Company. In November 1999, the Company sold its seat adjusting systems business. See "Strategic Initiatives" below.

CUSTOMERS; SALES AND MARKETING

     The Company's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Both HVS and LVS market and sell their products principally to OEMs. In North America, HVS also markets its truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. HVS also provides its truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket.

     Consistent with industry practice, HVS and LVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. These purchase orders typically may be canceled by the customer on reasonable notice without penalty. HVS and LVS also sell products to certain customers under long-term arrangements that require the Company to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If the Company were unable to generate sufficient cost savings in the future to offset such price reductions, the Company's gross margins could be adversely affected.

     Both HVS and LVS are dependent upon large OEM customers with substantial bargaining power, including with respect to price and other commercial terms. Although the Company believes that it generally enjoys good relations with its OEM customers, loss of all or a substantial portion of sales to any of its large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements or strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on the Company's financial results. During fiscal 1999, DaimlerChrysler AG (which owns Mercedes-Benz AG and Freightliner Corporation) accounted for approximately $740 million of sales for HVS and $292 million of sales for LVS, or 23% of the total sales of the Company.

     Except as noted above with respect to the North American market for heavy-duty trucks and trailers, HVS and LVS generally compete for new business from OEMs both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to the start-up of production. Once a supplier has been designated to supply products to a new platform, an OEM will generally continue to purchase those products from the supplier for the life of the platform, which typically lasts from four to six years.

COMPETITION

     Both HVS and LVS operate in a highly competitive environment. Principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. In both segments, the Company competes worldwide with a number of United States and international manufacturers that are both larger and smaller than the Company in terms of resources and market shares. In addition, certain OEMs manufacture for their own use products of the types supplied by the Company, and any future increase in this activity could displace sales by the Company. In North America, the major competitors of HVS are Eaton Corporation and Dana Corporation. LVS has numerous competitors across its various product lines worldwide.

RAW MATERIALS AND SUPPLIES

     The Company believes it has adequate sources for the supply of raw materials and components for its HVS and LVS manufacturing needs with suppliers located around the world. The Company does, however, concentrate its purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and is dependent upon the ability of its suppliers to meet performance and quality specifications and delivery schedules. Although the Company historically has not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for its manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on the Company. See "Year 2000 Readiness Disclosure -- Contingency Plans" and "-- Risks" below.

STRATEGIC INITIATIVES

     Meritor regularly considers various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, and reviews the prospects of its existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. No assurance can be given as to whether or when any strategic initiatives will be consummated in the future. If an agreement with respect to any additional acquisitions were to be reached, the Company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase the Company's debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on the ability of the Company to successfully integrate the acquired entity or assets into its existing business and to achieve any projected synergies.

     The industry in which the Company operates is experiencing significant consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers. The Company will continue to consider acquisitions as a means of further expansion, but cannot predict whether its participation or lack of participation in industry consolidation will ultimately be beneficial to the Company.

     The Company has acquired three businesses and sold another business since the beginning of fiscal 1999, as described below:

     - On December 28, 1998, the Company acquired the assets of Euclid Industries and assumed substantially all of Euclid's liabilities. Euclid is a North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles.

     - On December 31, 1998, Meritor acquired the heavy truck axle manufacturing operations of Volvo Truck Corporation based in Lindesberg, Sweden. With this acquisition and its associated worldwide axle supply agreement, Meritor became the primary supplier of heavy-duty axles for Volvo's heavy truck operations. Meritor believes that this acquisition has enhanced its position as a global leader in commercial axle production.

     - On January 29, 1999, the Company acquired the Heavy Vehicle Braking Systems ("HVBS") business of LucasVarity plc. The LucasVarity HVBS components include air drum and disc brakes, hydraulic brakes, wheel end components and aftermarket products, which complement the Company's brake system products. The Company believes that this acquisition enhances its position as a leading provider of brakes in Europe and enables it to provide North American OEM and aftermarket customers with a comprehensive offering of drivetrain products.

     - On November 30, 1999, the Company sold its LVS seat adjusting systems business for $130 million cash. The Company had determined that retention of this business was not consistent with the LVS strategy of developing its market position in aperture systems and undercarriage components and systems.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of the business strategies of the Company. At September 30, 1999, the Company had interests in 14 joint ventures with operations in the United States, Brazil, Canada, China, India, Japan, Mexico and Turkey.

     In accordance with generally accepted accounting principles, operating results of the seven joint ventures more than 50% owned in which the Company has control are consolidated in the financial statements of the Company. Consolidated joint ventures include the Company's 57%-owned joint venture with Mitsubishi Steel Mfg. Co. for the manufacture and supply of suspension products for passenger cars, light trucks and sport utility vehicles. Unconsolidated joint ventures of the Company include its 50%-owned joint venture with WABCO for the manufacture and supply of ABS systems for heavy-duty commercial vehicles (see

"Products -- Heavy Vehicle Systems -- Truck and Trailer Products -- Brakes" above); and its 50%-owned joint venture with ZF, described below.

     On August 31, 1999, the Company formed a joint venture with ZF to produce technologically-advanced medium- and heavy-duty transmission components and systems for heavy vehicle original equipment manufacturers and the aftermarket for the United States, Canada and Mexico. The joint venture, ZF Meritor LLC, combines the strengths of Meritor's marketing and distribution capabilities and existing line of transmission products with ZF's technological expertise to engineer advanced truck transmission components and systems. Meritor also transferred it 60% interest in Meritor Clutch Co. to the joint venture. ZF and Meritor each own 50% of the joint venture, which is based at the former Meritor transmission manufacturing plant in Laurinburg, North Carolina.

RESEARCH AND DEVELOPMENT

     The Company has significant research, development, engineering and product design capabilities. The Company spent approximately $117 million, $111 million and $103 million in fiscal 1999, 1998 and 1997, respectively, on research, development and engineering. At September 30, 1999, the Company employed approximately 800 professional engineers and scientists. Pursuant to a transitional services agreement entered into with Rockwell in connection with the Distribution, Rockwell's Science Center will continue to provide assistance to the Company in the development of various technological and product advancements through September 30, 2000.

PATENTS AND TRADEMARKS

     Numerous United States and foreign patents and patent applications are owned or licensed by the Company in its manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of the HVS and LVS businesses, management does not consider them of such importance that the loss or termination of any one of them would materially affect HVS, LVS or the Company as a whole. (See Item 3. Legal Proceedings for information with respect to a patent infringement lawsuit filed against the Company by Eaton Corporation and an adverse judgment in the case.)

     The Company's name, its registered trademark "Meritor" and its symbol are important to its business. Other significant trademarks owned by the Company include Golde(R) (sunroofs) and Fumagalli(TM) (wheels) with respect to LVS, and ROR(TM) (trailer axles) with respect to HVS. Under the terms of the Distribution Agreement (the "Distribution Agreement") entered into with Rockwell in connection with the Distribution, the Company may continue to apply the "Rockwell" brand name to its products until September 30, 2007.

EMPLOYEES

     At September 30, 1999, the Company had approximately 19,000 full-time employees. At that date, approximately 3,300 Company employees in the United States and Canada were covered by collective bargaining agreements. The Company believes its relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     In connection with the Distribution, the Company assumed all liabilities in respect of environmental matters related to current and former operations of the Automotive Business.

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     Meritor has been designated as a potentially responsible party at three Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1999 to be approximately $17 million, of which $10 million had been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. For these matters, management has estimated the total reasonably possible costs the Company could incur at September 30, 1999 to be approximately $39 million. Environmental accruals for these matters of $14 million have been recorded at September 30, 1999.

     At September 30, 1999, there were no receivables recorded from third parties related to environmental matters.

     Based on its assessment and after consulting with Vernon G. Baker, II, Esq., General Counsel of the Company, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

INTERNATIONAL OPERATIONS

     Approximately 42% of Meritor's total assets as of September 30, 1999, and 36% of fiscal 1999 sales were outside North America, primarily in Brazil, France, Germany, Italy, Sweden, and the United Kingdom. Note 21 of the Notes to Consolidated Financial Statements in the 1999 Annual Report includes financial information by geographic area for the three fiscal years ended September 30, 1999.

     The Company believes that international operations have significantly benefited its financial performance. However, the Company's international operations are subject to a number of risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rate fluctuations, local economic and political conditions, disruptions of capital and trading markets, restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs), changes in legal or regulatory requirements, import or export licensing requirements, limitations on the repatriation of funds, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and tax laws. There can be no assurance that these risks will not have a material adverse impact on the Company's ability to increase or maintain its foreign sales or on its financial condition or results of operations.

     The Company's financial condition and results of operations could be affected (negatively or positively) by fluctuations in foreign currency exchange rates. The Company enters into foreign currency forward exchange contracts to manage risks associated with currency fluctuations that could affect foreign currency commitments entered into in the ordinary course of business. The Company has not experienced nor does it anticipate any material adverse effect on its results of operations or financial condition related to these foreign currency forward exchange contracts. The Company has not entered into foreign currency forward exchange contracts for other purposes.

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

     The Company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 1999 in these countries were approximately 18% of the Company's total sales. In addition, the Company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that have been subsumed into the Euro and has borrowings in participating currencies primarily under its bank revolving credit arrangements. The Company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion will not have a material adverse effect on its business, operations and financial condition.

     The Company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The Company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

SEASONALITY; CYCLICALITY

     HVS and LVS may experience seasonal variations in the demand for their products to the extent automotive vehicle production fluctuates. Historically, for both segments, such demand has been somewhat lower in the Company's first and fourth fiscal quarters (the fourth and third calendar quarters, respectively) when OEM plants may close during model changeovers and vacation and holiday periods.

     In addition, the industry in which HVS and LVS operate has been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which the Company supplies products, resulting in corresponding fluctuations in demand for products of the Company. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. The cyclical nature of the automotive industry is outside the control of the Company and cannot be predicted with certainty. The Company has sought and will continue to seek to expand its operations globally to mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

     The following table sets forth vehicle production in principal markets served by HVS and LVS for the last five fiscal years:

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                          1995    1996    1997    1998    1999
                                                          ----    ----    ----    ----    ----
Heavy Vehicles (in thousands):
North America, Heavy-Duty Trucks........................   243     203     201     245     292
  North America, Medium-Duty Trucks.....................   150     125     138     141     175
  North America, Trailers...............................   327     266     252     327     366
  Europe, Trailers......................................    86      91      81     130     118
Light Vehicles (in millions):
  North America.........................................  15.0    15.1    15.2    15.4    16.9
  South America.........................................   1.7     1.8     2.1     2.0     1.5
  Europe................................................  14.0    14.5    15.2    17.7    18.2
  Asia-Pacific (calendar year data).....................  15.2    16.6    17.1    15.4    15.6

---------------
Source: Automotive industry publications and management estimates.

YEAR 2000 READINESS DISCLOSURE

     Background. The Company has substantially completed a Company-wide year 2000 project to ensure the Company's information technology ("IT") and non-IT systems are year 2000 compliant. None of the Company's other IT projects were significantly delayed due to the year 2000 project. The year 2000 project included an assessment of compliance at the supplier and service provider level to ensure supply disruptions will be minimized. In addition, certain of the Company's locations implemented Enterprise Resource Planning systems. These systems were in place at September 30, 1999, and it is anticipated that they will be year 2000 compliant. Fewer resources of the project have been directed to the area of customer compliance due to the nature of the Company's customer base. The Company has participated in several year 2000 audits conducted by its customers which have resulted in no significant findings of year 2000 non-compliance at the Company.

     As discussed above, the Company completed the acquisition of three businesses in late December 1998 and in January 1999. The Company has analyzed the year 2000 compliance of the acquired facilities and these facilities were substantially compliant as of December 15, 1999.

     Company's State of Readiness. The year 2000 project was divided into four major sections -- business and engineering, factory floor, IT infrastructure (hardware and software) and supply chain. The business and engineering section included manufacturing, financial applications and remediation projects, critical core business system validation testing, aftermarket systems and supplemental systems. The factory floor section included shop floor controls and facility systems. The IT infrastructure section included PC/LAN hardware, software and peripherals; mainframe, midrange and UNIX systems; engineering workstations; and telecom/global carriers. The supply chain section included formal communication with the Company's significant customers, suppliers and critical service providers. Each section involved three phases: phase one -- identification of risks; phase two -- defining the scope of necessary corrections and preparation of related plans and cost estimates; and phase three -- implementation of decisions to repair, replace or retire the systems in question.

     A central program management office was established to coordinate the year 2000 project. In addition, the consulting firm of Keane, Inc. and other outside consultants were engaged to assist in risk identification, analysis and remediation planning for factory floor operations and to assist in implementing repair and remediation projects at local sites.

     As of September 30, 1999, all four major sections were 100% complete in phases one and two. The business and engineering, factory floor and IT infrastructure sections were 99-100% complete and the supply chain section was 94% complete for phase three activities. All phases were substantially completed as of December 15, 1999.

     Contingency Plans. The year 2000 project also included development of business continuance plans designed to minimize any adverse effects that would result if timely compliance were not achieved, either internally or at the third party level. The planning process included identification of the areas of the Company's business and suppliers with the greatest potential of non-compliance and arrangements for alternate suppliers, backup systems or stockpiling of components in the affected areas. The Company had completed its analysis and developed business continuance plans as of September 30, 1999.

     Costs. The Company estimates that the aggregate cost of the year 2000 project will be approximately $21 million. This amount excludes employee expense and computer equipment and upgrades that would have been purchased regardless of the year 2000 project, such as the Enterprise Resource Planning systems implementations. The Company spent $7.7 million, $10.2 million and $0.7 million during fiscal 1999, 1998 and 1997, respectively, on the project. In fiscal 1999, approximately $5.5 million of expenditures related to business and engineering systems and IT infrastructure and approximately $2.2 million related to the factory floor and supply chain. These costs were expensed as incurred and funded through operating cash flows. Cost estimates do not include costs that may be incurred as a result of the failure of third parties, including suppliers, to become year 2000 compliant or costs to implement contingency plans.

     Risks. Incomplete or untimely resolution of the year 2000 issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The year 2000 project has significantly reduced the Company's level of uncertainty about year 2000 issues, and the Company believes that completed modifications and conversions of its internal IT and non-IT systems will allow it to be year 2000 compliant. The Company believes it is prepared to resolve any year 2000 problem that might arise in a short time without any material impact on the Company. However, due to the general uncertainty inherent with year 2000 compliance, the Company is unable to determine at this time whether the consequences of year 2000 failures by third parties will have a material impact on the Company.

     Forward-looking statements contained in this section should be read in conjunction with the Company's disclosures in "Cautionary Statement" below.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the Company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the Company, its customers and suppliers; successful integration of acquired businesses; competitive product and pricing pressures; the amount of the Company's debt; as well as other risks and uncertainties, such as those detailed herein and from time to time in other filings of the Company with the Securities and Exchange Commission. See also "Customers; Sales and Marketing," "Competition," "Raw Materials and Supplies," "Strategic Initiatives," "International Operations," "Seasonality; Cyclicality" and "Year 2000 Readiness Disclosure" in this Annual Report on Form 10-K, and Chief Financial Officer's Review -- Management's Discussion and Analysis in the 1999 Annual Report.

ITEM 2.  PROPERTIES.

     At September 30, 1999, HVS operated 39 manufacturing facilities and LVS operated 29 manufacturing facilities in the United States, Europe, Brazil, Canada, Mexico, Australia and the Far East. HVS also had 38 and LVS had 18 engineering facilities, sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 18.6 million square feet, substantially all of which is in use. The Company owned approximately 73% and leased approximately 27% of this floor space. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1999 is as follows:

                                                OWNED             LEASED
                                             FACILITIES         FACILITIES
                                           ---------------    --------------
LOCATION                                    HVS       LVS      HVS      LVS     TOTAL
--------                                   ------    -----    -----    -----    ------
                                                  (IN THOUSANDS OF SQUARE FEET)
United States............................   4,678      320      909      262     6,169
Canada...................................     196      563      126        0       885
Europe...................................   2,939    1,601      170      564     5,274
Asia-Pacific.............................     729      151    2,699      144     3,723
Latin America............................   2,091      267      162       21     2,541
          Total..........................  10,633    2,902    4,066      991    18,592

     Subsequent to September 30, 1999, the Company sold three LVS owned manufacturing facilities located in the United States (48,000 square feet), Canada (117,000 square feet) and Europe (327,000 square feet).

ITEM 3.  LEGAL PROCEEDINGS.

     On July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the Company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in an amount equal to 13% of total product sales (approximately $3.2 million at September 30, 1999). A judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. A separate trial with respect to the Company's allegations of inequitable conduct by Eaton in obtaining its patent was held from April 19-21, 1999. The judge is expected to rule on this phase of the proceedings at the same time as he rules on Eaton's request for a permanent injunction and the damage issue. Meritor is considering further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the Company, management believes the Company's truck transmissions do not infringe Eaton's patent. The Company intends to continue to defend this suit vigorously.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Rockwell or the Company or their respective subsidiaries relating to the conduct of the Company's business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

     Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, based on its evaluation of matters which are pending or asserted and after consulting with Vernon G. Baker, II, Esq., General Counsel of the Company, management believes the disposition of such matters will not have a material adverse effect on the Company's financial statements.

     Pursuant to the terms of the Distribution Agreement, the Company assumed responsibility for all litigation (including environmental proceedings) against Rockwell or its subsidiaries in respect of the Automotive Business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 15, 1999 are as follows:

     LARRY D. YOST, 61 -- Chairman of the Board and Chief Executive Officer of Meritor since May 1997. Acting President, Light Vehicle Systems from January 1998 to March 1999; Senior Vice President, President, Automotive and Acting President, Heavy Vehicle Systems of Rockwell (electronic controls and communications) from March 1997 to September 1997; President, Heavy Vehicle Systems of Rockwell from November 1994 to March 1997; Senior Vice President, Operations of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, prior to November 1994.

     VERNON G. BAKER, II, 46 -- Senior Vice President, General Counsel and Secretary of Meritor since August 1999. Vice President and General Counsel, Corporate Research and Technology of Hoechst Celanese Corporation, a subsidiary of Hoechst AG (pharmaceuticals and industrial chemicals), from 1989 to July 1999.

     GARY L. COLLINS, 53 -- Senior Vice President, Human Resources of Meritor since August 1997. Vice President -- Human Resources and Government Relations, Automotive of Rockwell from September 1991 to September 1997.

     JUAN L. De La RIVA, 55 -- Senior Vice President, Business Development and Communications of Meritor since February 1999. Vice President, Business Development and Communications from September 1998 to February 1999; Managing Director -- Wheels, Light Vehicle Systems from 1994 to September 1998.

     GLENN J. EGGERT, 56 -- Senior Vice President, Operations of Meritor since September 1998. Senior Vice President -- Operations, Heavy Vehicle Systems of Meritor from September 1997 to September 1998; Vice President -- Operations, Heavy Vehicle Systems of Rockwell from May 1996 to September 1997; Vice President -- Operations, Industrial Control Group of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, from 1990 to April 1996.

     THOMAS A. GOSNELL, 49 -- Senior Vice President and President, Worldwide Aftermarket of Meritor since September 1999. Vice President and General Manager, Aftermarket, from February 1998 to September 1999; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, from November 1996 to February 1998; General Manager -- North America, Aftermarket Services, Heavy Vehicle Systems, from June 1991 to November 1996.

     THOMAS J. JOYCE, 52 -- Vice President and Treasurer of Meritor since May 1997. Vice President, Investor and Community Relations of Rockwell from May 1989 to September 1997.

     SUSAN P. KAMPE, 41 -- Senior Vice President and Chief Information Officer of Meritor since September 1997. Vice President -- Information Technology, Heavy Vehicle Systems of Rockwell from August 1996 to September 1997; Director of Global Information Systems and Services, Safety Restraints Business of Allied-Signal Automotive (automotive component supplier) from August 1994 to August 1996.

     THOMAS A. MADDEN, 46 -- Senior Vice President and Chief Financial Officer of Meritor since May 1997. Vice President and Senior Vice President -- Finance, Automotive of Rockwell from March 1997 to September 1997; Vice President, Corporate Development of Rockwell from September 1996 to March 1997; Vice President -- Finance & Administration, Light Vehicle Systems of Rockwell from May 1996 to September 1996; Vice President -- Finance & Administration, Automotive of Rockwell from October 1994 to May 1996.

     PRAKASH R. MULCHANDANI, 55 -- Senior Vice President and President, Heavy Vehicle Systems of Meritor since January 1998. Senior Vice President and President, Worldwide Truck and Trailer Systems of Meritor from September 1997 to December 1997; President -- Worldwide Truck and Trailer Systems, Heavy Vehicle Systems of Rockwell from April 1996 to September 1997; President -- North American Truck Systems, Automotive of Rockwell from June 1994 to April 1996.

     TERRENCE E. O'ROURKE, 52 -- Senior Vice President and President, Light Vehicle Systems of Meritor since March 1999. Group Vice President and President -- Ford Division of Lear Corporation (automotive component supplier) from January 1996 to January 1999; President -- Chrysler Division of Lear Corporation from October 1994 to January 1996.

     S. CARL SODERSTROM, 46 -- Senior Vice President, Engineering, Quality and Procurement of Meritor since February 1998. Vice President, Engineering and Quality, Heavy Vehicle Systems of Meritor from September 1997 to February 1998; Vice President, Engineering and Quality, Heavy Vehicle Systems of Rockwell from October 1996 to September 1997; Director of Development -- Operator Interface and Logic Division of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, from 1993 to October 1996.

     DIANE M. STELFOX, 42 -- Vice President and Controller of Meritor since September 1998. Assistant Controller of Meritor from January 1998 to September 1998; Controller -- Body Systems N.A. of ITT Automotive, Inc. (automotive component supplier) from 1995 to 1997; Controller -- Aftermarket N.A. of ITT Automotive from 1992 to 1995.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $1 per share, is listed on the New York Stock Exchange and trades under the symbol "MRA." On December 13, 1999, there were 48,293 shareowners of record of the Company's Common Stock. The high and low sale prices for each quarter in fiscal years 1999 and 1998 were as follows:

                                                 1999               1998
                                             -------------      -------------
QUARTER ENDED                                HIGH      LOW      HIGH      LOW
-------------                                ----      ---      ----      ---
                                                       (IN DOLLARS)
December 31................................  22 1/8    14 1/8    25 1/4   20 11/16
March 31...................................  21 11/16  14 3/16   27 3/16  19 1/8
June 30....................................  26 1/2    15 11/16  28 3/8   21 7/8
September 30...............................  26        19 5/8    24       15

     Four quarterly cash dividends, each in the amount of 10.5 cents per share of Common Stock, were declared and paid in each of fiscal 1999 and fiscal 1998.

     On July 1, 1999, the Company issued 338 shares of Common Stock to each of Donald R. Beall and James E. Marley, non-employee directors of the Company, in lieu of cash payment of quarterly retainer fees for board service. In addition, on July 14, 1999, the Company issued 750 shares of Common Stock to each of Rhonda L. Brooks and Victoria B. Jackson, newly-elected non-employee directors of the Company. All of these shares were issued pursuant to the terms of the Company's Directors Stock Plan and, in each case, the issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

     In September 1999 the Company's board of directors authorized the purchase of up to $125 million of the Company's Common Stock. Under the repurchase program, the Company expects to purchase shares periodically in the open market or through privately negotiated transactions. Through September 30, 1999, the Company had acquired 298,000 shares at an aggregate cost of $6 million, or an average of $21.31 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information in the table captioned Selected Financial Data in the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     See the discussion and analysis under the caption Chief Financial Officer's Review -- Management's Discussion and Analysis in the 1999 Annual Report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Chief Financial Officer's Review -- Management's Discussion and Analysis -- Quantitative and Qualitative Disclosures About Market Risk in the 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Statement of Consolidated Income, Consolidated Balance Sheet, Statement of Consolidated Cash Flows, Statement of Consolidated Shareowners' Equity, Notes to Consolidated Financial Statements, and Independent Auditors' Report in the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2000 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation and Retirement Benefits in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption Certain Transactions and Other Relationships in the 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 from the 1999 Annual Report):

     Statement of Consolidated Income, years ended September 30, 1999, 1998 and 1997.

     Consolidated Balance Sheet, September 30, 1999 and 1998.

     Statement of Consolidated Cash Flows, years ended September 30, 1999, 1998 and 1997.

     Statement of Consolidated Shareowners' Equity, years ended September 30, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 1999, 1998 and 1997.

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

     (3) Exhibits

  3-a Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Registration Statement on
         Form S-8 (Registration No. 333-35403), is incorporated by reference.
  3-b By-laws of the Company, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration
         No. 333-35403), is incorporated by reference.
  4-a Rights Agreement, dated as of September 8, 1997, by and between the Company and First Chicago Trust Company of New
         York, as Rights Agent, filed as Exhibit 4.3 to the Company's
         Registration Statement on Form S-8 (Registration No.
         333-35403), is incorporated by reference.

4-b-1 Indenture, dated as of April 1, 1998, between the Company and The Chase Manhattan Bank as trustee, filed as Exhibit 4 to the Company's Registration Statement on Form S-3
         (Registration No. 333-49777), is incorporated by reference.
4-b-2    Form of certificate for the Company's 6.80% Notes due
         February 15, 2009, filed as Exhibit 4-a to the Company's
         Current Report on Form 8-K dated February 25, 1999 (File No.
         1-13093), is incorporated by reference.
4-b-3 Copy of resolutions of the Offering Committee of the Board of Directors of the Company, adopted on February 19, 1999, with respect to the terms of the Company's 6.80% Notes due
         February 15, 2009, filed as Exhibit 4-b to the Company's
         Current Report on Form 8-K dated February 25, 1999 (File No.
         1-13093), is incorporated by reference.
*10-a-1  The Company's 1997 Long-Term Incentives Plan, filed as
         Exhibit 10-a-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No.
         1-13093) ("1997 Form 10-K"), is incorporated by reference.
*10-a-2  Form of Restricted Stock Agreement under the Company's 1997
         Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the
         1997 Form 10-K, is incorporated by reference.
*10-a-3  Form of Option Agreement under the Company's 1997 Long-Term
         Incentives Plan, filed as Exhibit 10(a) to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1998 (File No. 1-13093), is incorporated by reference.
*10-b-1 The Company's Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997 Form 10-K, is incorporated by reference.
*10-b-2  Form of Restricted Stock Agreement under the Company's
         Directors Stock Plan, filed as Exhibit 10-b-2 to the 1997
         Form 10-K, is incorporated by reference.
*10-b-3  Form of Option Agreement under the Company's Directors Stock
         Plan, filed as Exhibit 10(b) to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated by reference.
*10-c    The Company's Incentive Compensation Plan, filed as Exhibit
         10-c-1 to the 1997 Form 10-K, is incorporated by reference.
*10-d Copy of resolution of the Board of Directors of the Company, adopted on September 8, 1997, providing for its Deferred
         Compensation Policy for Non-Employee Directors, filed as
         Exhibit 10-d-1 to the 1997 Form 10-K, is incorporated by reference.
*10-e    The Company's Deferred Compensation Plan, filed as Exhibit
         10-e-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
10-f     Credit Agreement dated as of August 21, 1997 among the
         Company, the lenders from time to time party to the agreement, Morgan Guaranty Trust Company of New York, as
         Administrative Agent and NBD Bank, as Documentation Agent, filed as Exhibit 10.5 to the Company's Registration
         Statement on Form 10 (File No. 1-13093), is incorporated by reference.
10-g Distribution Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 10,
         1997 (File No. 1-13093), is incorporated by reference.
10-h Employee Matters Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October
         10, 1997 (File No. 1-13093), is incorporated by reference.
10-i Tax Allocation Agreement dated as of September 30, 1997 by and between Rockwell and the Company, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October
         10, 1997 (File No. 1-13093), is incorporated by reference.

10-j     Umbrella Agreement, dated as of November 22, 1998, among
         Lucas Industries plc and others, Meritor Heavy Vehicle
         Braking Systems (UK) Limited and others, the Company and
         LucasVarity plc, filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated February 5, 1999 (File No.
         1-13093), is incorporated by reference.
13       Portions of the 1999 Annual Report to Shareowners.
21       List of Subsidiaries of the Company.
23-a     Consent of M. Lee Murrah, Esq., Assistant General Counsel of
         the Company.
23-b     Consent of Vernon G. Baker, II, Esq., Senior Vice President,
         General Counsel and Secretary of the Company.
23-c     Independent auditors' consent.
24       Power of Attorney authorizing certain persons to sign this
         Annual Report on Form 10-K on behalf of certain directors
         and officers of the Company.
27       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERITOR AUTOMOTIVE, INC.

                                       By:    /s/ VERNON G. BAKER, II
                                          --------------------------------------
                                                   Vernon G. Baker, II
                                          Senior Vice President, General Counsel
                                                    and Secretary

Date: December 20, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of December, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                   Larry D. Yost*                        Chairman of the Board and Chief Executive
                                                           Officer (principal executive officer) and
                                                           Director

              Joseph B. Anderson, Jr.*                   Director

                  Donald R. Beall*                       Director

                  Rhonda L. Brooks*                      Director

                  John J. Creedon*                       Director

                  Charles H. Harff*                      Director

                Victoria B. Jackson*                     Director

                  James E. Marley*                       Director

                  Harold A. Poling*                      Director

                  Thomas A. Madden*                      Senior Vice President and Chief Financial
                                                           Officer (principal financial officer)

                  Diane M. Stelfox*                      Vice President and Controller
                                                           (principal accounting officer)

        *By:         /s/ VERNON G. BAKER, II
  ------------------------------------------------
      Vernon G. Baker, II, Attorney-in-fact **


**By authority of powers of attorney filed herewith.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners
  of Meritor Automotive, Inc.
Troy, Michigan

     We have audited the consolidated and combined financial statements of Meritor Automotive, Inc. and subsidiaries (formerly the automotive businesses of Rockwell International Corporation -- See Note 1) as of September 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated November 9, 1999; such financial statements and report are included in your 1999 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Meritor Automotive, Inc. and subsidiaries, listed in Item 14(a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Detroit, Michigan
November 9, 1999

                                                                     SCHEDULE II

                            MERITOR AUTOMOTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                    BALANCE AT
                                                    BEGINNING    CHARGED TO                         BALANCE AT
                                                        OF       COSTS AND      OTHER                 END OF
DESCRIPTION                                          YEAR(A)      EXPENSES    DEDUCTIONS   OTHER     YEAR(A)
-----------                                         ----------   ----------   ----------   -----    ----------
Year ended September 30, 1999:
Allowance for doubtful accounts...................    $13.8        $ 1.2         $3.9(b)   $(0.7)(c)   $10.4
Year ended September 30, 1998:
  Allowance for doubtful accounts.................     11.6          3.2          1.0(b)      --       13.8
Year ended September 30, 1997:
  Allowance for doubtful accounts.................     16.9          2.3          7.6(b)      --       11.6

---------------
(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.

(c) Includes increase in allowance of $1.8 million due to acquisition of businesses, less reversal of reserve of $2.5 million due to change in estimate of collectibility of note receivable.