Form 10-Q
period 1999-12-31
MERITOR AUTOMOTIVE INC
filed 2000-02-14
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                 December 31, 1999
                              --------------------------------------------------


Commission file number                     1-13093
                      --------------------------------------------------

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


                                       Yes         X         No
                                              -----------          -----------

62,327,673 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 2000.

                            MERITOR AUTOMOTIVE, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:

                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.
                                Statement of Consolidated Income - - Three Months
                                Ended December 31, 1999 and 1998.....................................       2

                                Consolidated Balance Sheet - -
                                December 31, 1999 and September 30, 1999.............................       3

                                Statement of Consolidated Cash Flows - -
                                Three Months Ended December 31, 1999 and 1998........................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Results of Operations and Financial Condition..........................      12

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk...............................................................      15


PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      16

                  Item 2.  Changes in Securities and Use of Proceeds.................................      16

                  Item 5.  Other Information.........................................................      17

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      17


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                           Three Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                         1999              1998
                                                                         ----              ----
                                                                  (In millions, except per share amounts)

Sales................................................                  $   1,136        $     944
Cost of sales........................................                       (970)            (817)
                                                                       ---------        ---------

Gross margin.........................................                        166              127
Selling, general and administrative..................                        (79)             (58)
Gain on sale of business.............................                         83                -
                                                                       ---------        ---------

Operating earnings...................................                        170               69
Equity in earnings of affiliates.....................                          9                7
Other income - net...................................                          -                4
Minority interests...................................                         (4)              (3)
Interest expense.....................................                        (17)             (11)
                                                                       ---------        ---------

Income before income taxes...........................                        158               66
Provision for income taxes...........................                        (61)             (26)
                                                                       ---------        ---------

Net income...........................................                  $      97        $      40
                                                                       =========        =========

Earnings per share:
       Basic.........................................                  $    1.46        $     .58
                                                                       =========        =========
       Diluted.......................................                  $    1.45        $     .58
                                                                       =========        =========

Cash dividends per common share......................                  $    .105        $    .105
                                                                       =========        =========

Average common shares outstanding:
       Basic.........................................                       66.6             69.1
                                                                       =========        =========
       Diluted.......................................                       66.7             69.1
                                                                       =========        =========


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                   December 31,
                                                                                       1999              September 30,
                                                                                   (Unaudited)               1999
                                                                                 -----------------     -----------------
                                 ASSETS                                                       (In millions)
                                 ------
Current assets:
     Cash.................................................................             $    69              $    68
     Receivables (less allowance for doubtful accounts:
            December 31, 1999, $11; September 30, 1999, $10)..............                 707                  742
     Inventories..........................................................                 407                  392
     Other current assets.................................................                 125                  130
                                                                                       -------              -------
         Total current assets.............................................               1,308                1,332
                                                                                       -------              -------

Net property..............................................................                 724                  766
Net goodwill (less accumulated amortization: December 31, 1999, $38;
   September 30, 1999, $35) ..............................................                 449                  454
Other assets..............................................................                 243                  244
                                                                                       -------              -------

                      TOTAL...............................................             $ 2,724              $ 2,796
                                                                                       =======              =======


                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
     Short-term debt......................................................             $    28              $    44
     Accounts payable.....................................................                 639                  712
     Accrued compensation and benefits....................................                 125                  144
     Accrued income taxes.................................................                  55                   28
     Other current liabilities............................................                 215                  196
                                                                                       -------              -------
         Total current liabilities........................................               1,062                1,124

Long-term debt............................................................                 820                  802
Accrued retirement benefits...............................................                 364                  371
Other liabilities.........................................................                 101                  116

Minority interests........................................................                  37                   35

Shareowners' equity:
     Common stock (December 31, 1999, 69.1 shares issued and
           63.8 outstanding; September 30, 1999, 69.1 shares issued
           and 68.8 outstanding)..........................................                  69                   69
     Additional paid-in-capital...........................................                 158                  158
     Retained earnings....................................................                 373                  283
     Treasury stock (December 31, 1999, 5.3 shares; September 30, 1999,
        0.3 shares) ......................................................                 (97)                  (6)

     Accumulated other comprehensive loss.................................                (163)                (156)
                                                                                       -------              -------
         Total shareowners' equity........................................                 340                  348
                                                                                       -------              -------

                      TOTAL...............................................             $ 2,724              $ 2,796
                                                                                       =======              =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1999             1998
                                                                                      ------------     -----------
                                                                                               (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $    97             $   40
Adjustments to net income to arrive at cash (used for) provided by operating activities:
     Depreciation..............................................................            32                 26
     Amortization...............................................................            4                  1
     Gain on sale of business...................................................          (83)                 -
     Pension contributions......................................................           (7)                 -
     Other, net.................................................................            6                  6
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............          (51)               (55)
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY OPERATING
         ACTIVITIES.............................................................           (2)                18
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................          (31)               (19)
Acquisition of businesses and investments.......................................          (10)              (180)
Proceeds from disposition of assets, property and businesses....................          135                  -
                                                                                      -------             ------
         CASH PROVIDED BY (USED FOR) INVESTING
         ACTIVITIES.............................................................           94               (199)
                                                                                      -------             ------

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings................................          (15)                 8
Net (decrease) increase in revolving debt.......................................          (23)               268
Net increase (decrease) in other long-term debt.................................           45                (34)
                                                                                      -------             ------
     Net increase in debt.......................................................            7                242
Cash dividends..................................................................           (7)                (7)
Purchases of treasury stock.....................................................          (91)                 -
Payment of interest rate settlement cost........................................            -                (31)
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY FINANCING
         ACTIVITIES.............................................................          (91)               204
                                                                                      -------             ------

CHANGE IN CASH..................................................................            1                 23
CASH AT BEGINNING OF PERIOD.....................................................           68                 65
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    69             $   88
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

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results for the full year.

      It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

      Certain prior period amounts have been reclassified to conform with current period presentation.

2. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In June 1999, the FASB amended SFAS 133 by issuing Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". The new standard delayed the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The company is currently analyzing the impact SFAS 133 will have on its financial statements.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. During fiscal 1999, the company completed three acquisitions. On December 28, 1998, the company acquired the assets of Euclid Industries and assumed substantially all of Euclid's liabilities. The company completed its acquisition of the heavy truck axle manufacturing operations of Volvo Truck Corporation on December 31, 1998. The purchase price for Volvo was approximately $135 million in cash, of which $34 million is deferred at December 31, 1999. During the second quarter of fiscal 1999, the company acquired the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc for approximately $390 million in cash.

      The above acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the dates of acquisition. The assets and liabilities have been recorded at fair value as of the acquisition dates. The excess of the purchase price over the fair market value of assets acquired of $421 million is included in Net Goodwill in the accompanying Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years.

      The following unaudited pro forma consolidated results of operations for the three months ended December 31, 1998 assume that each of the foregoing acquisitions occurred as of the beginning of fiscal 1999 (in millions, except per share amounts):

                                                                                        Three Months Ended
                                                                                         December 31, 1998
                                                                                  -----------------------------
                Net sales..........................................                          $ 1,093
                                                                                             =======

                Net income.........................................                          $    40
                                                                                             =======
                Basic and diluted earnings per share...............                          $   .58
                                                                                             =======


4. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $130 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.76 per diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. In the third quarter of fiscal 1999, the company recorded a restructuring charge of $28 million ($17 million after-tax, or $0.25 per basic and diluted share). This charge included severance and other employee costs of approximately $16 million related to a net reduction of approximately 300 employees, with the balance primarily associated with facility related costs from the rationalization of operations. The employees terminated were from various lines of businesses and functions. As of December 31, 1999, approximately $5.7 million had been paid in termination benefits, with a net reduction of approximately 250 employees. As of December 31, 1999, approximately $10 million of the 1999 reserve remains in Other Current Liabilities in the accompanying Consolidated Balance Sheet. The company expects the remaining restructuring actions will be substantially completed by the end of fiscal 2000.

6.    Inventories are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                         -------------------     --------------------
      Finished goods..............................................           $     183               $      181
      Work in process.............................................                 124                      117
      Raw materials, parts and supplies...........................                 151                      145
                                                                             ---------               ----------
           Total..................................................                 458                      443
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................                  51                       51
                                                                             ---------               ----------

           Inventories............................................           $     407               $      392
                                                                             =========               ==========

7.    Other Current Assets are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      Current deferred income taxes...............................            $      82              $       83
      Customer tooling............................................                   23                      30
      Prepaid expenses and other..................................                   20                      17
                                                                              ---------              ----------

           Other Current Assets...................................            $     125              $      130
                                                                              =========              ==========


                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.    Other Assets are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      Long-term deferred income taxes.............................            $      71              $       71
      Investments in affiliates...................................                   51                      50
      Prepaid pension costs.......................................                   64                      66
      Net capitalized computer software costs.....................                   34                      34
      Other.......................................................                   23                      23
                                                                              ---------              ----------

           Other Assets...........................................            $     243              $      244
                                                                              =========              ==========

9.    Other Current Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      Accrued product warranties..................................            $      90              $       95
      Accrued taxes other than income taxes.......................                   26                      27
      Accrued restructuring.......................................                   10                      11
      Environmental reserves......................................                   11                      10
      Other.......................................................                   78                      53
                                                                              ---------              ----------

           Other Current Liabilities..............................            $     215              $      196
                                                                              =========              ==========

10.   Other Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      Self insurance reserves.....................................            $      16              $       16
      Environmental reserves......................................                   14                      14
      Deferred payments...........................................                   34                      44
      Other.......................................................                   37                      42
                                                                              ---------              ----------

           Other Liabilities......................................            $     101              $      116
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.   Long-term Debt is summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      6.8% notes due 2009, net of discount........................            $     498              $      498
      Bank revolving Credit Facility..............................                  210                     239
      Lines of credit.............................................                   95                      50
      Other.......................................................                   17                      15
                                                                              ---------              ----------

           Long-term Debt.........................................            $     820              $      802
                                                                              =========              ==========


12. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of December 31, 1999, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $214 million at December 31, 1999 and $266 million at September 30, 1999. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

13.   Accrued Retirement Benefits consisted of the following (in millions):

                                                                            December 31,            September 30,
                                                                                1999                    1999
                                                                          ------------------     --------------------
      Accrued retirement medical costs............................            $     291              $      295
      Accrued pension costs.......................................                  101                     104
      Other.......................................................                   12                      12
                                                                              ---------              ----------
             Total................................................                  404                     411
      Amount classified as current liability......................                   40                      40
                                                                              ---------              ----------
             Accrued Retirement Benefits..........................            $     364              $      371
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. Basic earnings per share are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share assumes the exercise of common stock options when dilutive. The following table reconciles the amounts used in the basic and diluted earnings per share calculations (in millions, except per share amounts):

                                                                                        Three Months Ended
                                                                                        December 31, 1999
                                                                          ----------------------------------------------
                                                                                                          Per Share
                                                                             Income          Shares         Amount
                                                                             ------          ------         ------

      Basic earnings per share....................................           $   97            66.6         $ 1.46
                                                                                                            ======

      Assumed exercise of stock options...........................                -             1.0
      Assumed treasury shares repurchased with
           proceeds...............................................                -            (0.9)
                                                                             ------          ------

      Diluted earnings per share..................................           $   97            66.7         $ 1.45
                                                                             ======          ======         ======


15. At the beginning of fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". The company defines a segment as a component of the company with business activity resulting in revenue and expense, whose operating results are evaluated regularly by the company's chief operating decision maker in determining resource allocation and assessing performance and for which discrete financial information is available. The company currently has two operating segments, Heavy Vehicle Systems (HVS) and Light Vehicle Systems (LVS). Within HVS, the company distinguishes between Original Equipment sales and Aftermarket sales.

      Segment information is summarized as follows (in millions):

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                 1999                    1998
                                                                          -------------------     -------------------
      Sales:
      HVS
           Original Equipment.....................................            $     627               $      493
           Aftermarket............................................                  103                       65
                                                                              ---------               ----------
                   Total HVS......................................                  730                      558
      LVS.........................................................                  406                      386
                                                                              ---------               ----------
                   Total..........................................            $   1,136               $      944
                                                                              =========               ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15.   Continued:

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                1999                    1998
                                                                          ------------------     --------------------
      Operating Earnings:
      HVS.........................................................            $      56              $       45
      LVS.........................................................                   31                      24
      Gain on sale of business....................................                   83                       -
                                                                              ---------              ----------
             Operating Earnings...................................                  170                      69
      Equity in earnings of affiliates............................                    9                       7
      Other income - net..........................................                    -                       4
      Minority interests..........................................                   (4)                     (3)
      Interest expense............................................                  (17)                    (11)
                                                                               --------               ---------
      Income before income taxes..................................                  158                      66
      Provision for income taxes..................................                  (61)                    (26)
                                                                               --------               ---------
      Net income..................................................             $     97              $       40
                                                                               ========               =========

16.   Comprehensive income is summarized as follows (in millions):

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                1999                    1998
                                                                          -------------------     -------------------
      Net income..................................................            $      97               $      40
      Foreign currency translation adjustments....................                   (7)                     (7)
                                                                              ---------               ---------

      Comprehensive income........................................            $      90               $      33
                                                                              =========               =========

17. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2000 First Quarter Compared to 1999 First Quarter

Sales for the first quarter 2000 of $1,136 million increased by $192 million, or 20 percent, over the same period last year. The sales growth for the quarter was driven by contributions from the three acquisitions completed in fiscal 1999, continued strong demand in the primary North American Heavy Vehicle Systems
(HVS) markets and market penetration gains from Light Vehicle Systems (LVS) new product introductions.

HVS sales were $730 million for the first quarter of fiscal 2000, an increase of $172 million, or 31 percent, as compared to the first quarter last year. The three acquisitions completed in fiscal 1999 contributed sales of $145 million, which more than offset a $42 million sales decline resulting from the formation of the ZF Meritor joint venture on September 1, 1999, which is accounted for under the equity method. Excluding the effects of the acquisitions and the joint venture formation, sales of the base HVS business increased $69 million, or 13 percent. This sales growth reflects the continuing strength of the North American HVS Original Equipment and Aftermarket markets, partially offset by a decline in the European trailer market and the negative impact of currency translation. HVS sales in North America, excluding acquisitions and transmission and clutch sales now reported by the ZF Meritor joint venture, increased $69 million, or 18 percent. European sales were down about $7 million, or 8 percent, and South American sales were down $2 million, or 12 percent, while Asia/Pacific sales were up about $9 million, or 75 percent.

LVS sales increased by $20 million, or 5 percent, in the first quarter to $406 million, as compared to the same quarter last year. Market penetration gains, principally in North American roof and undercarriage systems, drove the sales growth. LVS sales in North America increased about $37 million, or 24 percent. LVS sales in Europe were down $15 million, or 8 percent, primarily due to the negative impact of currency translation, while sales in the rest of the world were down $2 million.

Fiscal 2000 first quarter operating margins improved to 15.0 percent, up from
7.3 percent for the same period last year. Operating margins improved to 7.7 percent excluding the one-time gain on sale of business. This improvement was driven by the company's continued focus on cost reduction and process improvement programs and the impact of restructuring actions initiated in late fiscal 1999, offset somewhat by premium costs associated with the high level of demand in the North American heavy truck market.

HVS operating earnings for the first quarter of fiscal year 2000 were $56 million, 24 percent higher than the same period a year ago. Operating margins in the first quarter were 7.7 percent, down from 8.1 percent in last year's first quarter due principally to higher premium and other volume-related expenses incurred in connection with the strong demand in the North American heavy truck market.

                            MERITOR AUTOMOTIVE, INC.

LVS operating margins improved in the first quarter of fiscal 2000 to 7.6 percent from 6.2 percent in the same period last year. The improvement reflects savings from material purchases and cost reduction programs, as well as higher sales.

The company's process improvement and cost reduction programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital systems.

Affiliate income was $9 million for the quarter, up $2 million from the prior year's quarter, primarily as a result of higher North American sales of anti-lock braking systems by the company's joint venture with WABCO. The company's first quarter effective tax rate improved to 38.5 percent, down from
40.0 percent for last year's first quarter, primarily as a result of certain legal entity re-alignment actions.

Net income was $97 million, or $1.45 per diluted share for the first fiscal quarter ended December 31, 1999. Net income, before special items, improved by $6 million to $46 million, or $0.69 per share, an increase of 19 percent in earnings per diluted share over the same period last year. Special items in the first quarter of fiscal 2000 included a one-time gain of $83 million ($51 million after-tax, or $0.76 per diluted share), resulting from the sale of the company's seat adjusting systems business.

As of December 31, 1999, the company had acquired 5,312,500 shares of its outstanding common stock, at an aggregate cost of $97 million, pursuant to its $125 million share repurchase program. As of January 31, 2000, the company had repurchased 6,792,200 shares and had completed this program. The program's first quarter impact was a reduction of average shares outstanding from 69.1 million last year to 66.7 million this year, thereby benefiting earnings per share by $0.02 before special items (discussed below).

On November 30, 1999, the company completed the sale of its LVS seat adjusting systems business for approximately $130 million cash. The seat adjusting business had fiscal 1999 sales of approximately $130 million. This divestiture reflects the company's continuous review and assessment of existing businesses, placing emphasis on the core businesses that support the company's long-term strategic direction.

FINANCIAL CONDITION

Cash used for operating activities for the first quarter of fiscal 2000 was $2 million, a decrease of $20 million as compared to the first quarter of fiscal 1999. The decrease was due primarily to increases in working capital requirements, principally in inventories and accounts payable.

Capital expenditures were $31 million in the first quarter of fiscal 2000, an increase of $12 million from the first quarter of fiscal 1999. The increase is primarily related to the three acquisitions in fiscal 1999 (discussed above). The company anticipates full year fiscal 2000 capital expenditures of approximately $205 million. Cash provided by investing activities in fiscal 2000 included $135 million in proceeds from the sale of businesses, including the sale of the LVS seat adjusting systems business (discussed above).

                            MERITOR AUTOMOTIVE, INC.

Cash used for financing activities in fiscal 2000 first quarter includes payments of $91 million for repurchases of the company's common stock and $7 million for cash dividends. The company's first quarter dividend of 10.5 cents per share was paid on December 13, 1999, to shareowners of record on November 22, 1999.

On February 9, 2000, the board of directors declared a quarterly dividend of
10.5 cents per share on its common stock, payable March 13, 2000, to shareowners of record on February 22, 2000. In addition, the board of directors authorized up to an additional $75 million for the purchase of the company's common stock.

Cash used for financing activities in fiscal 1999 first quarter includes $7 million of cash dividends and $31 million for the settlement of interest rate agreements. In anticipation of offering debt securities in fiscal 1998, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in a payment of $31 million in the fiscal 1999 first quarter. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes.

Cash provided by financing activities for the fiscal 1999 first quarter included a net increase in debt of $242 million, of which $180 million was utilized to fund acquisitions of businesses.

The company's long-term debt to capitalization ratio increased to 69 percent at December 31, 1999, from 68 percent at September 30, 1999. These ratios reflect the additional debt incurred in connection with the three acquisitions completed in fiscal 1999.

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

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1999 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at December 31, 1999 there has been no material change to this information.

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

The company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 1999 in these countries were approximately 18 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro and has borrowings in participating currencies primarily under its revolving Credit Facility. The company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion has not had and will not have a material adverse effect on its business, operations and financial condition.

                            MERITOR AUTOMOTIVE, INC.

The company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

YEAR 2000 ISSUES

Meritor successfully completed a company-wide year 2000 project, resulting in no significant disruptions during the year 2000 event, or to-date. As of December 31, 1999, the company spent $19 million since the inception of the project, of which $13 million related to business and engineering systems and IT infrastructure and $6 million related to factory floor and supply chain. The company does not anticipate any future issues or material expenditures associated with the year 2000.

Forward-looking statements contained in this section should be read in conjunction with the company's disclosures in Item 5 under the heading Cautionary Statement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk inherent in its sales and assets and liabilities denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. Also, the company may, from time to time, use interest rate agreements in the management of interest rate exposure on selected debt issuances. It is the policy of the company not to enter into derivative financial instruments for speculative purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 1999, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           As reported under the heading "Item 1 - Business - Environmental Matters" on pages 9 and 10 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, the company has been designated as a potentially responsible party at three Superfund sites. In January 2000, the United States Environmental Protection Agency ("EPA") notified the company that it may be a potentially responsible party at an additional Superfund site located in Osceola, Indiana. The EPA has already completed clean-up of this site and is seeking reimbursement of its costs (estimated at $5 million). The company is investigating to determine the extent of its involvement with this site and its share of the clean-up costs, if any. The company believes that its potential liability for this site will not be material.


Item 2.    Changes in Securities and Use of Proceeds

           On October 1, 1999, the company issued 422 shares of Common Stock to each of Donald R. Beall and James E. Marley, non-employee directors of the company pursuant to the company's Directors Stock Plan, in lieu of cash payment of quarterly retainer fees for board service. The issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

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

           (a) Exhibits

               27 - Financial Data Schedule

           (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MERITOR AUTOMOTIVE, INC.
                                             ------------------------
                                                  (Registrant)




Date    February 14, 2000                   By  D.M. Stelfox
     -----------------------                    --------------------------------
                                                D.M. Stelfox
                                                Vice President and Controller
                                                (For the Registrant and as
                                                 Principal Accounting Officer)



Date    February 14, 2000                   By  V.G. Baker, II
     -----------------------                    --------------------------------
                                                V.G. Baker, II
                                                Senior Vice President
                                                General Counsel and Secretary

                                 Exhibit Index



Exhibit No.                        Description
-----------                        -----------
     27                            Financial Data Schedule