Form 10-Q
period 2000-03-31
MERITOR AUTOMOTIVE INC
filed 2000-05-04
CIK 1040616

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended               March 31, 2000
                              ----------------------------------------


Commission file number                 1-13093
                      ----------------------------------------

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

62,302,787 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 28, 2000.

                            MERITOR AUTOMOTIVE, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION:
                                                                                                   Page
           Item 1.  Financial Statements:                                                          No.

                         Statement of Consolidated Income - - Three Months
                         and Six Months Ended March 31, 2000 and 1999.........................       2

                         Consolidated Balance Sheet - -
                         March 31, 2000 and September 30, 1999................................       3

                         Statement of Consolidated Cash Flows - -
                         Six Months Ended March 31, 2000 and 1999.............................       4

                         Notes to Consolidated Financial Statements...........................       5

           Item 2.  Management's Discussion and Analysis
                         of Results of Operations and Financial Condition.....................      12

           Item 3.  Quantitative and Qualitative Disclosures About
                         Market Risk..........................................................      16


PART II.   OTHER INFORMATION:

           Item 2.  Changes in Securities and Use of Proceeds.................................      17

           Item 4.  Submission of Matters to a Vote of Security Holders.......................      17

           Item 5.  Other Information.........................................................      18

           Item 6.  Exhibits and Reports on Form 8-K..........................................      19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               March 31,                         March 31,
                                                      ---------------------------        --------------------------
                                                         2000             1999              2000            1999
                                                      ----------        ---------        ---------        ---------
                                                                 (In millions, except per share amounts)
Sales..........................................      $   1,196         $   1,163        $   2,332         $   2,107
Cost of sales..................................         (1,004)             (992)          (1,974)           (1,809)
                                                     ---------         ---------        ---------         ---------

Gross margin...................................            192               171              358               298
Selling, general and administrative............            (84)              (72)            (163)             (130)
Gain on sale of business.......................              -                 -               83                 -
                                                     ---------         ---------        ---------         ---------

Operating earnings.............................            108                99              278               168

Equity in earnings of affiliates...............              8                 7               17                14
Other income-net...............................              1                 2                1                 6
Minority interests.............................             (6)               (5)             (10)               (8)
Interest expense...............................            (19)              (19)             (36)              (30)
                                                     ---------         ---------        ---------         ---------

Income before income taxes.....................             92                84              250               150
Provision for income taxes.....................            (35)              (34)             (96)              (60)
                                                     ---------         ---------        ---------         ---------

Net income ....................................      $      57         $      50        $     154         $      90
                                                     =========         =========        =========         =========

Basic and diluted earnings per share...........      $    0.91         $    0.72        $    2.39         $    1.30
                                                     =========         =========        =========         =========

Cash dividends per common share................      $   0.105         $   0.105        $     .21         $     .21
                                                     =========         =========        =========         =========

Average common shares outstanding:
   Basic.......................................           62.4              69.1             64.5              69.1
                                                     =========         =========        =========         =========
   Diluted.....................................           62.5              69.1             64.5              69.1
                                                     =========         =========        =========         =========










See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                       2

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                     March 31,
                                                                                       2000              September 30,
                                                                                    (Unaudited)              1999
                                                                                 -----------------     -----------------
                                 ASSETS                                                       (In millions)
                                 ------
Current assets:
     Cash                                                                              $    91              $    68
     Receivables (less allowance for doubtful accounts:
            March 31, 2000, $9; September 30, 1999, $10)..................                 799                  742
     Inventories..........................................................                 383                  392
     Other current assets.................................................                 129                  130
                                                                                       -------              -------
         Total current assets.............................................               1,402                1,332

Net property..............................................................                 729                  766
Net goodwill (less accumulated amortization:
     March 31, 2000, $38; September 30, 1999, $35) .......................                 449                  454
Other assets..............................................................                 246                  244
                                                                                       -------              -------

                      TOTAL...............................................             $ 2,826              $ 2,796
                                                                                       =======              =======


                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
     Short-term debt......................................................             $    72              $    44
     Accounts payable.....................................................                 649                  712
     Accrued compensation and benefits....................................                 139                  144
     Accrued income taxes.................................................                  60                   28
     Other current liabilities............................................                 193                  196
                                                                                       -------              -------
         Total current liabilities........................................               1,113                1,124
                                                                                       -------              -------

Long-term debt............................................................                 865                  802
Accrued retirement benefits...............................................                 357                  371

Other liabilities.........................................................                  97                  116

Minority interests........................................................                  48                   35

Shareowners' equity:
     Common stock (March 31, 2000, 69.1 shares issued and
           62.3 outstanding; September 30, 1999, 69.1 shares issued
           and 68.8 outstanding)..........................................                  69                   69
     Additional paid-in-capital...........................................                 158                  158
     Retained earnings....................................................                 423                  283
     Treasury stock (March 31, 2000, 6.8 shares;
           September 30, 1999, 0.3 shares) ...............................                (125)                  (6)
     Accumulated other comprehensive loss.................................                (179)                (156)
                                                                                       -------              -------

         Total shareowners' equity........................................                 346                  348
                                                                                       -------              -------

                      TOTAL...............................................             $ 2,826              $ 2,796
                                                                                       =======              =======


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                March 31,
                                                                                      ---------------------------
                                                                                        2000               1999
                                                                                      --------            -------
                                                                                             (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $   154             $   90
Adjustments to net income to arrive at cash provided by
   operating activities:
     Depreciation..............................................................            63                 56
     Amortization...............................................................            8                  2
     Gain on sale of business...................................................          (83)                 -
     Pension contributions......................................................          (20)               (10)
     Other, net.................................................................           12                 22
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............         (117)              (122)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING
         ACTIVITIES.............................................................           17                 38
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................          (74)               (50)
Acquisition of businesses and other.............................................          (28)              (577)
Proceeds from disposition of property and businesses............................          140                  -
                                                                                      -------             ------
         CASH PROVIDED BY (USED FOR) INVESTING
         ACTIVITIES.............................................................           38               (627)
                                                                                      -------             ------

FINANCING ACTIVITIES
Net increase in revolving and other debt........................................          101                120
Proceeds from issuance of notes.................................................            -                498
                                                                                      -------             ------
     Net increase in debt.......................................................          101                618
Cash dividends..................................................................          (14)               (14)
Purchases of treasury stock.....................................................         (119)                 -
Payment of interest rate settlement cost........................................            -                (31)
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY FINANCING
         ACTIVITIES.............................................................          (32)               573
                                                                                      -------             ------

CHANGE IN CASH..................................................................           23                (16)
CASH AT BEGINNING OF PERIOD.....................................................           68                 65
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    91             $   49
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

      In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the results for the full year.

      It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

      Certain prior period amounts have been reclassified to conform with current period presentation.

2. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In June 1999, the FASB amended SFAS 133 by issuing Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". The new standard delayed the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The company will adopt this standard effective October 1, 2000 and is currently analyzing the impact SFAS 133 will have on its financial statements.

3. On April 6, 2000, the company entered into a definitive agreement to merge with Arvin Industries, Inc. (Arvin). Under the terms of the merger agreement, each share of Meritor common stock will be converted into the right to receive .75 shares of common stock of the combined company, to be named ArvinMeritor, Inc. Each share of Arvin common stock will be converted into the right to receive one share of common stock of ArvinMeritor, Inc., plus $2.00 in cash. After completion of the merger, the current shareowners of Meritor will own approximately 65.8 percent of the combined company and the current shareowners of Arvin will own approximately 34.2 percent of the combined company. The boards of directors of both companies have approved the proposed merger, which is subject to shareowner and regulatory approvals. The company expects to complete the merger during the quarter ending September 30, 2000 and for the merger to be accounted for utilizing the "purchase method" of accounting under generally accepted accounting principles.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories are summarized as follows (in millions):

                                                                             March 31,              September 30,
                                                                                2000                    1999
                                                                         -------------------     --------------------
      Finished goods..............................................           $     178               $      181
      Work in process.............................................                 106                      117
      Raw materials, parts and supplies...........................                 150                      145
                                                                             ---------               ----------
           Total..................................................                 434                      443
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................                  51                       51
                                                                             ---------               ----------

           Inventories............................................           $     383               $      392
                                                                             =========               ==========

5.   Other Current Assets are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Current deferred income taxes...............................            $      80              $       83
      Customer tooling............................................                   25                      30
      Prepaid expenses and other..................................                   24                      17
                                                                              ---------              ----------

           Other Current Assets...................................            $     129              $      130
                                                                              =========              ==========

6.   Other Assets are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Long-term deferred income taxes.............................            $      73              $       71
      Investments in affiliates...................................                   51                      50
      Prepaid pension costs.......................................                   64                      66
      Net capitalized computer software costs.....................                   35                      34
      Other.......................................................                   23                      23
                                                                              ---------              ----------

           Other Assets...........................................            $     246              $      244
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Other Current Liabilities are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Accrued product warranties..................................            $      87              $       95
      Accrued taxes other than income taxes.......................                   33                      27
      Accrued restructuring.......................................                    7                      11
      Environmental reserves......................................                    7                      10
      Other.......................................................                   59                      53
                                                                              ---------              ----------

           Other Current Liabilities..............................            $     193              $      196
                                                                              =========              ==========

8.   Other Liabilities are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Self insurance reserves.....................................            $      17              $       16
      Environmental reserves......................................                   14                      14
      Deferred payments...........................................                   34                      44
      Other.......................................................                   32                      42
                                                                              ---------              ----------

           Other Liabilities......................................            $      97              $      116
                                                                              =========              ==========

9.   Long-term Debt is summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      6.8% notes due 2009, net of discount........................            $     498              $      498
      Bank revolving Credit Facility..............................                  324                     239
      Lines of credit.............................................                   26                      50
      Other  .....................................................                   17                      15
                                                                              ---------              ----------
      Total.......................................................            $     865              $      802
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of March 31, 2000, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $130 million at March 31, 2000 and $266 million at September 30, 1999. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

11.   Accrued Retirement Benefits consisted of the following (in millions):

                                                                              March 31,             September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Accrued retirement medical costs............................            $     289              $      295
      Accrued pension costs.......................................                   96                     104
      Other.......................................................                   12                      12
                                                                              ---------              ----------
             Total................................................                  397                     411
      Amount classified as current liability......................                   40                      40
                                                                              ---------              ----------
             Accrued Retirement Benefits..........................            $     357              $      371
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12. The company defines a segment as a component of the company with business activity resulting in revenue and expense, whose operating results are evaluated regularly by the company's chief operating decision maker in determining resource allocation and assessing performance and for which discrete financial information is available. The company currently has two operating segments, Heavy Vehicle Systems (HVS) and Light Vehicle Systems
      (LVS). Within HVS, the company distinguishes between Original Equipment sales and Aftermarket sales. Segment information is summarized as follows (in millions):

                                                         Three Months Ended                 Six Months Ended
                                                              March 31,                         March 31,
                                                     ---------------------------        ---------------------------
                                                         2000             1999              2000            1999
                                                     ----------        ---------        ---------         ---------
      Sales:
      HVS
         Original Equipment.................         $     652         $     637        $   1,279         $   1,130
         Aftermarket........................               124               115              227               180
                                                     ---------         ---------        ---------         ---------
              Total HVS.....................               776               752            1,506             1,310
      LVS...................................               420               411              826               797
                                                     ---------         ---------        ---------         ---------
              Total.........................         $   1,196         $   1,163        $   2,332         $   2,107
                                                     =========         =========        =========         =========

      Operating earnings:
      HVS...................................         $      68         $      67        $     124         $     112
      LVS...................................                40                32               71                56
      Gain on sale of business..............                 -                 -               83                 -
                                                     ---------         ---------        ---------         ---------
           Operating earnings...............               108                99              278               168
      Equity in earnings of affiliates......                 8                 7               17                14
      Other income-net......................                 1                 2                1                 6
      Minority interest.....................                (6)               (5)             (10)               (8)
      Interest expense......................               (19)              (19)             (36)              (30)
                                                     ---------         ---------        ---------         ---------
      Income before income taxes............                92                84              250               150
      Provision for income taxes............               (35)              (34)             (96)              (60)
                                                     ---------         ---------        ---------         ---------
      Net income............................         $      57         $      50        $     154         $      90
                                                     =========         =========        =========         =========

13.   Comprehensive income (loss) is summarized as follows (in millions):

                                                          Three Months Ended                 Six Months Ended
                                                               March 31,                         March 31,
                                                      ---------------------------        --------------------------
                                                          2000            1999              2000            1999
                                                      ----------        ---------        ---------        ---------
      Net income............................         $      57         $      50        $     154         $      90
      Foreign currency translation..........               (16)              (62)             (23)              (69)
                                                     ---------         ---------        ---------         ---------

      Comprehensive income (loss)...........         $      41         $     (12)       $     131         $      21
                                                     =========         =========        =========         =========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. In September 1999, the company's board of directors authorized the purchase of up to $125 million of the company's common stock and in February 2000, the board of directors authorized an additional $75 million for such purpose. Under the repurchase program, the company purchases shares periodically in the open market or through privately negotiated transactions. The company has suspended such purchases pending completion of the merger with Arvin referred to in Note 3 above. Through March 31, 2000 the company had acquired 6,827,200 shares at an aggregate cost of approximately $125 million, or an average of $18.38 per share.

15. During fiscal 1999, the company completed three acquisitions. On December 28, 1998, the company acquired the assets of Euclid Industries and assumed substantially all of Euclid's liabilities. The company completed its acquisition of the heavy truck axle manufacturing operations of Volvo Truck Corporation on December 31, 1998. The purchase price for the Volvo heavy truck axle business was approximately $135 million in cash, of which $34 million is deferred at March 31, 2000. On January 29, 1999, the company acquired the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc for approximately $400 million in cash.

      The above acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the dates of acquisition. The assets and liabilities have been recorded at fair value as of the acquisition dates. The excess of the purchase price over the fair market value of assets acquired of $424 million is included in Net Goodwill in the accompanying Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years.

      The following unaudited pro forma consolidated results of operations for the six months ended March 31, 1999 assume that each of the foregoing acquisitions occurred as of the beginning of fiscal 1999 (in millions, except per share amounts):

                                                                          Six Months Ended
                                                                           March 31, 1999
                                                                    -----------------------------
      Net sales..........................................                     $   2,280
                                                                              =========

      Net income.........................................                     $      90
                                                                              =========

      Basic and diluted earnings per share...............                     $    1.30
                                                                              =========


16. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.79 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

17. In the third quarter of fiscal 1999, the company recorded a restructuring charge of $28 million ($17 million after-tax, or $0.25 per basic and diluted share). The original charge included severance and other employee costs of approximately $16 million related to a net reduction of approximately 300 employees, with the balance primarily associated with facility related costs from the rationalization of operations. Restructuring actions completed as of March 31, 2000 have resulted in lower than expected severance and other employee costs of approximately $2 million and higher facility related costs of approximately $2 million. As of March 31, 2000, approximately $8 million had been paid in termination benefits, with a net reduction of approximately 350 employees. The net reduction of employees primarily related to LVS businesses. As of March 31, 2000, approximately $7 million of the 1999 reserve remains in Other Current Liabilities in the accompanying Consolidated Balance Sheet. The company expects the remaining restructuring actions will be substantially completed by the third quarter of fiscal 2000.

18. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2000 Second Quarter Compared to 1999 Second Quarter

Sales for the second quarter of fiscal 2000 were $1,196 million, an increase of $33 million, or 3 percent, over the same period last year. Strong demand in most of the company's Light and Heavy Vehicle Systems markets and market penetration gains drove the sales performance.

Heavy Vehicle Systems (HVS) sales were $776 million for the second quarter of fiscal 2000, an increase of $24 million, or 3 percent, as compared to the second quarter last year. This sales growth reflects strong demand in the North American and European heavy-duty truck markets and higher aftermarket sales, partially offset by declines in the North American off-highway and specialty vehicle sectors. HVS sales in North America were down $7 million, or 1 percent, reflecting an increase in ongoing sales of $35 million, or 7 percent, which was more than offset by a $42 million decline in transmission and clutch sales now reported by the ZF Meritor joint venture under the equity basis of accounting. The increase in ongoing North American sales was driven by higher sales of truck and trailer axles, offset somewhat by lower off-highway and specialty vehicle sales. European sales were up $18 million, or 11 percent, and reflect an increase in sales volumes of $33 million, offset by the negative impact of currency exchange of $15 million. The higher European sales were primarily acquisition related. Asia-Pacific sales were up $10 million, or 91 percent, and South American sales were up $3 million, or 20 percent.

Light Vehicle Systems (LVS) sales increased by $9 million, or 2 percent, in the second quarter to $420 million, as compared to the same quarter last year. Strong worldwide production volumes and increasing content on cars and light trucks, principally in door systems and undercarriage products, drove the sales growth. LVS second quarter sales in North America increased by $3 million, or 2 percent, reflecting an increase of ongoing business sales of $37 million, or 25 percent, offset by the elimination of $34 million of sales resulting from the November 1999 divestiture of the seat adjusting systems business. LVS sales in Europe were up $1 million, or 1 percent, reflecting strong volumes and penetration improvements of $21 million, or 12 percent, offset by the negative impact of currency exchange of $20 million. Sales in the rest of the world were up $5 million, or 11 percent.

Operating margins improved to a record 9.0 percent in the second quarter, up from 8.5 percent for the same period last year. Several initiatives drove this improvement, including the company's ongoing focus on cost reduction and process improvement programs and the impact of restructuring actions initiated in late fiscal 1999, which more than offset higher information technology expenditures related to enterprise resource planning systems.

HVS operating earnings for the second quarter of fiscal year 2000 were $68 million, compared to $67 million for the same period a year ago. Operating margins in the second quarter declined slightly to 8.8 percent, from 8.9 percent in the last year's second quarter, principally due to higher information technology expenditures for enterprise resource planning systems.

                            MERITOR AUTOMOTIVE, INC.

LVS operating margins improved in the second quarter of fiscal 2000 to 9.5 percent from 7.8 percent in the same period last year. The improvement stems from the higher sales, as well as savings from material and cost reduction programs and restructuring actions initiated in late fiscal 1999, which more than offset higher expenditures on new product development and information technology programs.

The company's process improvement and cost reduction programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital systems.

The company's second quarter effective tax rate improved to 38.5 percent, down from 40.0 percent for last year's second quarter, primarily as a result of legal entity re-alignment actions.

Net income for the second quarter was $57 million, an increase of 14 percent over the same period last year. Basic and diluted earnings per share for the second quarter of 2000 were $0.91, an increase of $0.19, or 26 percent over the second quarter of fiscal 1999.

As of March 31, 2000, the company had acquired approximately 6.8 million shares of its outstanding common stock, at an aggregate cost of approximately $125 million, pursuant to its share repurchase programs (discussed in the notes to the consolidated financial statements). The programs' second quarter impact was a reduction of average shares outstanding from 69.1 million last year to 62.5 million (on a diluted basis) this year, thereby benefiting earnings per share by $0.07.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

For the first six months of fiscal 2000, Meritor's sales were $2,332 million, up 11 percent over the same period last year. This sales improvement was driven by strong demand in the company's primary markets.

HVS sales for the first six months of fiscal 2000 were $1,506 million, up $196 million, or 15 percent, over the same period last year. Strong market demand, except in the European trailer and North American off-highway and specialty vehicle sectors, was a significant contributor to the sales increase. In addition, the three acquisitions completed in fiscal 1999 contributed incremental sales of $185 million in the first six months of fiscal 2000, which more than offset an $84 million decline in transmission and clutch sales now reported by the ZF Meritor joint venture and lower sales of $29 million related to the negative impact of currency translation.

For the first six months of fiscal 2000, LVS sales were $826 million, an increase of $29 million, or 4 percent, over the same period last year. Market penetration gains, principally in door and undercarriage systems, and strong worldwide light vehicle markets drove the sales growth for this business. LVS sales in North and South America increased by $43 million, or 11 percent, reflecting strong vehicle production volumes and penetration gains in all product lines other than access control systems. European sales were down $14 million, or 4 percent, principally due to the negative impact of currency translation of $36 million.

                            MERITOR AUTOMOTIVE, INC.

For the first six months of fiscal 2000, operating earnings were $278 million. Excluding the one-time gain on the sale of the seat adjusting systems business (as discussed in the notes to the consolidated financial statements), operating earnings were $195 million, an increase of 16 percent over 1999's first six months' results. Operating margins before the one-time gain increased to 8.4 percent for the first six months of 2000, from 8.0 percent for the same period last year, reflecting savings generated from restructuring actions and cost and productivity improvement programs.

HVS operating margins were 8.2 percent in the first six months of fiscal 2000, down from 8.5 percent last year. Higher premium and other volume-related expenses incurred in connection with the strong heavy truck demand in North America and higher information technology expenditures all adversely impacted operating margins.

LVS operating margins improved to 8.6 percent from 7.0 percent for the first half of fiscal 1999. This operating margin improvement reflects savings from material and other cost reduction programs, as well as the restructuring actions initiated in late fiscal 1999. The operating margin improvement also reflects the contribution from the higher sales.

On November 30, 1999, the company completed the sale of its LVS seat adjusting systems business for approximately $135 million cash. The seat adjusting systems business had fiscal 1999 sales of approximately $135 million. This divestiture reflects the company's continuous review and assessment of existing businesses, placing emphasis on the core businesses that support the company's long-term strategic direction.

The company's effective tax rate for the six months ended March 31, 2000 improved to 38.5 percent, down from 40.0 percent for the six months ended March 31, 1999. The improvement was primarily a result of legal entity realignment actions.

Net income for fiscal 2000's first six months was $154 million. Net income was $103 million, or $1.60 per basic and diluted share, before the one-time gain of $51 million, or $0.79 per share, recorded in the first quarter on the sale of the company's seat adjusting systems business. This represents an increase of 23 percent from last year's net income for the first six months of $1.30 per share.

FINANCIAL CONDITION

Cash provided by operating activities for the first six months of fiscal 2000 was $17 million, a decrease of $21 million compared to the first six months of fiscal 1999. The decrease was due primarily to higher pension contributions.

Capital expenditures were $74 million in the first six months of fiscal 2000, an increase of $24 million from the first six months of fiscal 1999. The increase is primarily related to the three acquisitions in fiscal 1999 (discussed in the notes to the consolidated financial statements). The company anticipates full year fiscal 2000 capital expenditures of approximately $205 million. Cash provided by investing activities in fiscal 2000 included $140 million in proceeds from the sale of businesses, including the sale of the LVS seat adjusting systems business (discussed above).

                            MERITOR AUTOMOTIVE, INC.

Cash used for financing activities in the fiscal 2000 six-month period includes payments of $119 million for repurchases of the company's common stock and $14 million for cash dividends. The company's second quarter dividend of $0.105 per share was paid on March 13, 2000, to shareowners of record on February 22, 2000.

On April 12, 2000, the board of directors declared a quarterly dividend of $0.105 per share on its common stock, payable June 5, 2000, to shareowners of record on May 15, 2000.

Cash used for financing activities in the first six months of fiscal 1999 includes $14 million of cash dividends and $31 million for the settlement of interest rate agreements. In anticipation of offering debt securities in fiscal 1998, the company entered into interest rate agreements in April 1998 to secure interest rates. The planned issuance did not occur in fiscal 1998, initially due to the consideration of a major acquisition and, subsequently, the instability in the U.S. corporate bond market. The company settled the interest rate agreements in October 1998 resulting in a payment of $31 million in the fiscal 1999 first quarter. On February 24, 1999, the company completed its public offering of debt securities consisting of $500 million 10-year fixed-rate 6.8% notes.

Cash provided by financing activities for the first six months of fiscal 1999 included a net increase in debt of $618 million, of which $570 million was utilized to fund acquisitions of businesses.

The company's long-term debt to capitalization ratio increased to 69 percent at March 31, 2000, from 68 percent at September 30, 1999.

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

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1999 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at March 31, 2000 there has been no material change to this information.

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

                                              MERITOR AUTOMOTIVE, INC

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

YEAR 2000 ISSUES

Meritor successfully completed a company-wide year 2000 project, resulting in no significant disruptions during the year 2000 event, or to-date. The company does not anticipate any future issues or expenditures associated with the year 2000.

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

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2000, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           On January 3, 2000, the company issued 468 shares of common stock to each of Donald R. Beall and James E. Marley, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fees for board service. In addition, on February 9, 2000, the company issued 1,000 shares of common stock to each of the eight non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareowners of the company was held on February 9, 2000. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

           (i) Election of directors: The following four individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.


                 Name of Nominee            Votes in Favor     Votes Withheld       Term Ending
                 Joseph B. Anderson, Jr.       57,052,458           533,570             2003
                 Donald R. Beall               56,991,416           594,612             2003
                 Rhonda L. Brooks              57,029,951           556,077             2003
                 John J. Creedon               56,927,151           658,877             2001

           (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 57,138,759 votes were cast in favor, 211,397 votes were cast against, and 235,872 abstained from voting. Broker non-votes were not applicable.

                            MERITOR AUTOMOTIVE, INC.

Item 5.    Other Information

           Cautionary Statement

                     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired businesses; competitive product and pricing pressures; the amount of the company's debt; uncertainties related to the proposed merger of the company with Arvin Industries, Inc.; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                            MERITOR AUTOMOTIVE, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

       2(a) Agreement and Plan of Reorganization, dated as of April 6, 2000, between Meritor Automotive, Inc., Mu Sub, Inc. and Arvin Industries, Inc. (filed as
             Exhibit 2.1 to the company's Current Report on Form 8-K dated April 14, 2000 (File No. 1-13093), and incorporated herein by reference).

       2(b) Arvin Industries, Inc. Stock Option Agreement, dated as of April 6, 2000, between Arvin Industries, Inc. and Meritor Automotive, Inc. (filed as Exhibit 2.2 to the company's Current Report on Form 8-K dated April 14, 2000 (File No. 1-13093), and incorporated herein by reference).

       2(c) Meritor Automotive, Inc. Stock Option Agreement, dated as of April 6, 2000, between Meritor Automotive, Inc. and Arvin Industries, Inc. (filed as
             Exhibit 2.3 to the company's Current Report on Form 8-K dated April 14, 2000 (File No. 1-13093), and incorporated herein by reference).

       27 -  Financial Data Schedule.

(b) Reports on Form 8-K.

       There were no reports on Form 8-K during the quarter ended
       March 31, 2000.

       The company filed a Current Report on Form 8-K, dated April 14, 2000, (a) reporting the execution of an agreement and plan of reorganization with Arvin Industries, Inc. on April 6, 2000, under Item 5, "Other Events" and (b) filing as exhibits the agreement and plan of reorganization and related agreements and a joint press release under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MERITOR AUTOMOTIVE, INC.
                                        ---------------------------------------
                                                      (Registrant)

Date              May 4, 2000           By    V.G. Baker, II
         ----------------------------         ---------------------------------
                                              V.G. Baker, II
                                              Senior Vice President,
                                              General Counsel and Secretary
                                              (For the Registrant)



Date              May 4, 2000           By    D.M. Stelfox
         ----------------------------         ---------------------------------
                                              D.M. Stelfox
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION


EX-27                    Financial Data Schedule